Form 10-Q
period 1996-03-31
ARC CAPITAL
filed 1996-05-15
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549


______________________________________


FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996


Commission File No. 0-20097


ARC CAPITAL


A California Corporation
IRS Employer Identification No. 33-0256103
2067 Commerce Drive
Medford, OR  97504
Telephone:  (541) 776-7700


______________________________________


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


Yes [x]   No [ ]

On March 31, 1996, registrant had 10,722,107 shares of Class A Common Stock and 120,584 shares of Class B Common Stock, all no par value, issued and outstanding.

ARC Capital
Consolidated Balance Sheets

                                        March  31,     December 31,
                                          1996              1995
ASSETS
Current assets:
  Cash and cash equivalents            $  1,409,000     $  4,171,000
  Accounts receivable, net                2,812,000        1,904,000
  Inventories                             7,916,000        3,810,000
  Prepaid expenses and other assets       1,046,000          506,000
                                       ____________     _____________
     Total current assets                13,183,000       10,391,000
Property, plant and equipment, net        5,829,000        4,693,000
Goodwill and other assets, net            2,866,000        2,544,000
                                       ____________     ____________
                                       $ 21,878,000     $ 17,628,000
                                       ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                     $  2,367,000     $    769,000
  Accrued liabilities                     4,219,000          845,000
  Customer deposits                       3,306,000        1,083,000
  Accrued payroll                           575,000          374,000
  Warranty reserve                          434,000          408,000
  Current portion of notes payable           78,000           22,000
                                       ____________     ____________
     Total current liabilities           10,979,000        3,501,000
                                       ____________     ____________
Long-term liabilities:
  Notes payable, less current portion     7,967,000        4,875,000
                                       ____________     ____________
Shareholders' equity:
  Common stock:
    Class A - no par value: 60,000,000
     shares authorized; 10,722,000
     and 8,718,000 shares issued and
     outstanding at March 31, 1996, and
     December 31, 1995, respectively      24,966,000      22,966,000
  Class B - no par value: 3,000,000
     shares authorized, 121,000 and
     705,000 shares issued and
     outstanding at March 31, 1996,
     and December 31, 1995,
     respectively                             78,000         458,000
  Class E - no par value: 3,000,000
     shares authorized, 0 and 497,000
     shares issued and outstanding at
     March 31, 1996, and December 31,
     1995, respectively                            0          326,000
     Common stock warrants                 2,171,000        3,112,000
  Additional paid in capital               2,797,000        1,500,000
  Accumulated deficit                    (27,080,000)     (19,110,000)
                                        ____________     ____________
      Total shareholders' equity           2,932,000        9,252,000
                                        ____________     ____________

                                        $ 21,878,000     $ 17,628,000
                                         ===========    ===========
<F1>
See Accompanying Notes to Unaudited Consolidated Financial Statements.

ARC Capital
Consolidated Statements of Operations

                            Three Months Ended March 31,
                                1996          1995

Net sales                   $  3,613,000    $  2,726,000
Cost of sales                  2,134,000       1,895,000
                            ____________     ___________
Gross profit                   1,479,000         831,000
                            ____________     ___________

Operating expenses:
    Selling and marketing        814,000         492,000
    Research and development     818,000         380,000
    General and administrative   883,000         465,000
    Goodwill amortization         95,000          93,000
    Charge for acquired in-
      process technology       6,088,000               0
    Charge for royalty
      expense                    647,000               0
                            ____________    ____________
                               9,345,000       1,430,000
                            ____________    ____________

Loss from continuing
  operations before other
  income and expense          (7,866,000)       (599,000)

Other income and expense:
    Gain on rescission of
      stock compensation               0         732,000
    Investment and other
      income                      68,000          28,000
    Interest expense            (172,000)        (64,000)
                            ____________    ____________

Income (loss) from continuing
  operations before income
  taxes                       (7,970,000)         97,000

Provision for income taxes             0               0
                            ____________    ____________

(Loss) income from
  continuing operations       (7,970,000)         97,000

Loss from discontinued
  operations                           0         (26,000)
                            ____________    ____________

Net (loss) income           $ (7,970,000)   $      71,000
                            ============    =============

Net (loss) income per share:
    Continuing operations     $  (0.81)       $    0.01
    Discontinued operations         --               --
                              ________        __________
        Total                 $  (0.81)       $    0.01
                              ========        ==========

Weighted average shares
  outstanding                 9,899,000        9,706,000
                             ==========      ===========
<F2>
See Accompanying Notes to Unaudited Consolidated Financial Statements.

ARC Capital
Consolidated Statements of Cash Flows

                                   Three Months Ended March 31,
                                       1996           1995
Cash flows from operating
  activities:
    Net (loss) income             $ (7,970,000)    $   71,000
    Loss from discontinued
     operations                              0         26,000
                                  ____________     __________

      Income (loss) from
       continuing operations        (7,970,000)        97,000
        Adjustments to
         reconcile net income (loss)
         to net cash used in
         operating activities:
           Cash outflows related
            to discontinued
            operations                       0       (111,000)
        Charge for in-process
         technology                  6,088,000              0
        Charge for royalty expense     647,000              0
        Depreciation and
         amortization                  232,000        202,000
        Gain on rescission of
         stock compensation                  0       (732,000)
        Changes in assets and
         liabilities (net of amounts
         purchased in acquisition):
           Accounts receivable         527,000     (1,387,000)
           Inventories                (671,000)      (112,000)
           Prepaid expenses and
            other assets              (667,000)        87,000
           Accounts payable, accrued
            liabilities, customer
            deposits,accrued payroll,
            and warranty reserve       913,000      1,959,000
                                    __________    ___________
               Net cash (used in)
               provided by operating
               activities             (901,000)         3,000
                                    __________    ___________

Cash (used in) provided by
 investing activities:
    Acquisition of Pulsarr          (3,897,000)            0
    Purchases of property and
     equipment                        (160,000)     (137,000)
    Repayments of notes receivable           0        93,000
                                    __________     _________
               Net cash (used in)
               investing activities (4,057,000)      (44,000)
                                    __________    __________

Cash provided by (used in)
  financing activities:
    Notes payable to bank and
     others, net                       176,000        (7,000)
    Proceeds from common stock
     issuances                       2,000,000             0
    Proceeds from exercise of
     stock options                      20,000             0
                                    __________    __________

            Net cash provided by
            (used in) financing
            activities               2,196,000        (7,000)
                                    __________    __________

Net (decrease) in cash              (2,762,000)      (48,000)

Cash and cash equivalents,
  beginning of the period            4,171,000       790,000
                                    __________    __________

Cash and cash equivalents, end
 of the period                      $1,409,000    $  742,000
                                    ==========    ==========
<F3>
See Accompanying Notes to Unaudited Consolidated Financial Statements.

ARC CAPITAL AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.  Principles Of Consolidation
    In the opinion of the management of ARC Capital (the "Company" or "ARC"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1995), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1996, and December 31, 1995, the results of operations and cash flows for the three month periods ended March 31, 1996 and 1995. The financial statements include the accounts of the Company and its three wholly-owned subsidiaries, Applied Laser Systems, Inc. ("ALS-Oregon"), SRC VISION ("SRC"), and Pulsarr Holding BV ("Pulsarr"), the latter from its March 1, 1996, acquisition date. See Note 8 regarding the sale of ALS-Oregon in October 1995.

    Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1995 annual report on Form 10-K.

    Certain reclassifications have been made to the fiscal 1995 financial statements to conform with the financial statement presentation for fiscal 1996. Such reclassifications had no effect on the Company's results of operations or shareholders' equity.

2.  Nature Of Operations
    The Company's ALS-Oregon subsidiary, which designed, developed, manufactured and marketed laser diode devices, incorporating its visible laser module, and "no-light" products based on technology for illumination with infrared laser systems, was sold in October 1995 -- see Note 8.

    In February, 1994, the Company acquired all of the issued and outstanding capital stock of SRC for $8,100,000 in cash. SRC designs, manufactures and markets computer vision-aided sorting and defect removal equipment for use in a variety of industries, including food processing, wood products and recycling. SRC's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood, glass, and plastic.

    On March 1, 1996, the Company acquired all of the issued and outstanding stock of Netherlands-based Pulsarr for approximately $7.8 million in cash and notes. Pulsarr is a manufacturer and seller of computer vision aided sorting and defect removal equipment similar to that produced by SRC.

3.  Financing

    In April 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note is 10.25% and is payable semi-annually. The principal amount is due in April 1997. The note is secured by the issued and outstanding capital stock of SRC. The note is convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company paid a finders fee of $160,000 and issued 300,000 warrants to purchase Class A Common Stock at $1.875 per share.

    In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note. Interest on the note is 6.75% and is payable quarterly. The interest rate may be adjusted upward on each anniversary date of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount is due in April, 2001. The note is secured by 54% of the stock of ARC Netherlands B.V., a wholly owned subsidiary of the Company established to purchase Pulsarr. The note is convertible into the Company's Class A Common Stock at $2.125 per share. The conversion price may be adjusted downward if the market price of the Company's Class A Common Stock fails to reach $2.125 for any 30 consecutive days during the 12 months following the date of the note. In connection with the borrowing, the Company paid a finders fee of $306,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share.

4.  Stock Transactions; Shares Eligible For Future Sale; Effect
Of Warrants, Options And Convertible Securities; Possible Dilution

    In February 1995, Liviakis Financial Communications, Inc. returned approximately 668,000 previously issued and outstanding shares of ARC Class A Common Stock pursuant to an award in arbitration in favor of the Company. A gain of $732,000 was recorded in February 1995 relating to the shares recovered.

    In March 1996, the Company sold 1,400,000 shares of its Class A Common Stock in a private Regulation S offering to foreign investors at $1.625 per share, the market price on the date the related Subscription Agreement was entered into. In connection with the private placement, the Company paid finders fees and other costs of $650,000 and issued 240,000 warrants to purchase Class A Common Stock at $2.00 per share.

    On February 15, 1996, the Company redeemed all 497,094 shares of its Class E Common Stock for nominal consideration. Also on that date, the 3,002,906 Class E Warrants to purchase Class A Common Stock ceased to exist because escrow conditions related to the warrants were not met.


Schedule of Outstanding Stock, Warrants, Units and Potential
Dilution: The following table summarizes, as of April 17, 1996, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants, UPO Units and convertible debt, and proforma proceeds from the exercise of warrants and UPO Units.

                                                                        Proforma
             Number or Principal          Class A Common               Proceeds
             Amount Outstanding  Conversion  Stock After  Conversion     or Debt
Security     at April 15, 1996     Factor     Conversion     Price     Reduction

Common Stock:
Class A        10,722,107                   10,722,107
Class B           120,584                      120,584
                                            __________

Total currently
 outstanding                                10,842,691
                                            __________

Warrants:
A                2,941,963         1.4       4,118,748  $ 2.84  $11,697,000
B                4,354,863(A)      1.4       6,096,808    4.17   25,424,000
C                  846,250         1.4       1,184,750    2.21    2,618,000
D                  275,000          1          275,000    2.75      756,000
F                  300,000          1          300,000    1.88      564,000
G                  240,000          1          240,000    2.00      480,000
H                  340,000          1          340,000    2.13      724,000
Gerinda            300,000          1          300,000    5.00    1,500,000
Laidlaw            135,000          1          135,000    2.25      304,000
                                            __________
                                            12,990,306
                                            __________
Unit Purchase
  Options:         120,000                                6.38      766,000
Class A Common     186,000          2          372,000
A Warrants         372,000         1.4         520,800    2.84    1,479,000
B Warrants         558,000         1.4         781,200    4.17    3,258,000
                                            __________
                                             1,674,000
                                            __________
Convertible Debt:
10.25% Notes   $ 2,160,000                   1,152,000    1.875   2,160,000
6.75% Notes      3,400,000                   1,411,764    2.125   3,400,000
                                            __________           __________
                                             2,563,764
                                            __________

Potentially outstanding
 shares and proforma proceeds
 and reduction of debt                      28,070,761          $55,130,000
                                            ==========          ===========
<F5>
(A)Includes 1,412,900 outstanding plus 2,941,963 assuming
exercise of the Class A Warrants.

The proforma amounts above are for illustrative purposes only.
 Unless the market price of ARC's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants or unit purchase options will be exercised or that the debt will be converted.

   On April 15, 1996, ARC had outstanding options to purchase
2,899,000 shares of Class A Common Stock, 2,637,000 of which are under its stock option plans.

   The existence of these outstanding warrants, options, and convertible debt, including those granted or to be granted under ARC's Stock Option Plans or otherwise, and potentially issuable shares pursuant to antidilution provisions of warrant agreements could adversely affect ARC's ability to obtain future financing. The price which ARC may receive for the Class A Common Stock issued upon exercise of options and warrants, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of Class A Common Stock at the time such options and warrants are exercised or debt is converted. For the life of the warrants, options and convertible debt, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of their Class A Common Stock without assuming the risk of ownership. Moreover, the holders of the options and warrants might be expected to exercise them at a time when ARC would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

5.   Acquisition Of Pulsarr

     On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for approximately $7.8 million in cash and notes payable. The acquisition is accounted for under the purchase method of accounting. The $7.8 million purchase price was allocated based on the fair values of the identifiable assets of Pulsarr as follows: $1.3 million represents the net assets of Pulsarr, $6.1 million represents acquired in-process technology which was subsequently charged to operations in the quarter ending March 31, 1996, and the remainder of $0.4 million represents goodwill to be amortized over 15 years. Goodwill amortization for the three month period ended March 31, 1996, was $2,000.

     The consolidated results of operations for the three month period ended March 31, 1996, includes Pulsarr's results of operations beginning on March 1, 1996.

     The pro forma condensed combined statements of operations, shown below as supplemental information, assumes the acquisition of Pulsarr occurred as of the beginning of the three month periods. However, the pro forma combined balances are not necessarily indicative of balances which would have resulted had the acquisition occurred as of the beginning of the three month periods presented. Pro forma condensed combined statement of operations for the three month periods are as follows:

                          Three months ended March 31,
                              1996             1995
                            Proforma         Proforma
Sales                    $  4,871,000      $  5,029,000
Cost of sales               2,642,000         2,763,000
                         ____________       ___________

Gross profit             $  2,229,000      $  2,266,000
                         ============      ============
Net (loss) income        $ (1,813,000)     $     18,000
                         ============      ============
(Loss) earnings per
 share                     $  (0.17)         $  0.00
                           ========          =======

     The $6.1 million charge for in-process technologies is excluded from the above pro forma statement of operations.

6.   Inventories

     Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The
Company determines cost based on the first-in, first-out (FIFO) method.

                                  March 31,    December 31,
                                    1996           1995
Raw materials                   $ 2,158,000    $ 1,242,000
Work-in-process                   2,075,000        889,000
Finished goods                    3,683,000      1,679,000
                                ___________     __________
                                $ 7,916,000    $ 3,810,000
                                ===========    ===========

The increase is due principally to the addition of Pulsarr in the current period.

7.    Income Taxes

    The Company has net operating loss carryforwards of approximately $16,800,000 which may be used to offset taxable income, if any, in future years. The Company does not expect its
U. S. taxable income in 1996 to exceed the net operating loss carryforward available, therefore the Company's U. S. effective tax rate for 1996 is zero. Netherlands taxable income for 1996 will be taxed at a statutory 35% rate.

8.    Discontinued Operation

    In October 1995, the Company sold the laser diode operations of its ALS-Oregon subsidiary to Coherent, Inc. for approximately $1,052,000 in cash which represented the net book value of the operation. Operating results for this discontinued business have been excluded from the Consolidated Statements of Operations to present separately the results of continuing operations. The results of ALS-Oregon for the three months ended March 31, 1995, are summarized as follows:

                                3 Months Ended
                                March 31, 1995
Net sales                        $    868,000
Loss from operations of
  discontinued business          $    (26,000)

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations

    In October 1995, the Company sold its laser diode operation for cash in an amount equal to the book value of net assets and liabilities sold. The operations of the ALS-Oregon have been classified as a discontinued business. On March 1, 1996, the Company acquired Pulsarr. The discussion below pertains to the ongoing operations of ARC, namely SRC, Pulsarr and the holding company, with Pulsarr included from its acquisition date.

    The Company's backlog at March 31, 1996, was $6,947,000, an increase of 6% when compared to the $6,527,000 backlog as of March 31, 1995.

    Results of Operations - Comparison between three months ended
March 31, 1996, and March 31, 1995

    Sales for the three months ended March 31, 1996 ("Q1 1996") were $3,613,000 up 33% when compared to sales for the three months ended March 31, 1995 ("Q1 1995") of $2,726,000. The increase is due to increased demand for SRC's products as well as the inclusion of $428,000 of Pulsarr's sales from its acquisition date.

    Cost of sales was 59% of sales in Q1 1996 and 70% in Q1 1995.
The decrease is primarily due to a spreading of fixed costs over a larger sales base and better margins on non-food industry systems.

    Gross profit increased by 78% to $1,479,000 in Q1 1996 when compared to $831,000 of gross profit in Q1 1995. In Q1 1996, gross profit was 41% as compared to 30% in Q1 1995.

    Selling and marketing expense increased 65% in Q1 1996 from Q1 1995 to $814,000 amounting to 23% of sales in Q1 1996. Similar expenses in Q1 1995 were $492,000 or 18% of sales. The increase in percentage in Q1 1996 is due primarily to increased demonstration equipment costs of $125,000 and higher commission costs.

    Research and development expenses were $818,000 and $380,000 in Q1 1996 and Q1 1995, or 23% and 14% of sales, respectively. The larger research and development level in Q1 1996 was due principally to the continuing development of SRC's SPECTRA-SORT (Registered Trademark) system, as well as its Advanced Vision Processor.

    General and administrative expenses increased $418,000 to $883,000 in Q1 1996 from $465,000 in Q1 1995. The increase in general and administrative expenses is due to an increase in personnel costs and legal fees, as well as the addition of Pulsarr.

    As discussed in the Notes to the Financial Statements, on March 1, 1996, the Company acquired Pulsarr for approximately $7.8 million. Approximately $6.1 million of the purchase price was allocated to in-process technology, which was charged to expense. This charge is not deductible for tax purposes. The Company expects to invest additional development efforts related to the in-process technology to make these technologies commercially successful. These expenditures are expected to be paid out through 1997 and will be funded primarily from cash generated from operations.

    In Q1 1996, the Company wrote off $647,000 of deferred royalty expenses relating to certain technologies as all royalties have been earned and the Company believes that no significant future economic life exists relating to the royalty agreement, as the result of changing technologies. See Liquidity and Capital Resources below.

    The net loss for Q1 1996 was $(7,970,000) as compared to net income of $71,000 in Q1 1995, primarily as a result of the nonrecurring charges for in-process technology and royalty expense.

Liquidity and Capital Resources

    In March 1996, in conjunction with the acquisition of Pulsarr, the Company received $2,000,000 from the sale of 1,400,000 shares of Class A Common Stock pursuant to a private placement. In April 1996, the Company received $3,000,000 representing the net proceeds of a private placement of a convertible debt. In October 1995, the Company received approximately $1,052,000 from the sale of its laser diode operations. In April 1995, the Company received $2,000,000 representing the net proceeds from a private placement of convertible debt. The cash generated from these transactions is being used to finance the acquisition of Pulsarr and to provide funds for working capital purposes.

    The Company's principal sources of operating capital have been funds from the above transactions, its overseas Regulation S offerings in September and October 1993 and 1994, its initial public offering in March 1992, and prior to the public offering, from capital contributions and advances from the Company's principal shareholders, private placements, and loans from investors. As of March 31, 1996, the Company had $2,204,000 in working capital.

    As a result of the settlement in July 1992 of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement, pursuant to which SRC will pay royalties of 7% of its vision system sales through the earlier of June 30, 2003, and the date at which aggregate royalty payments equal $1,600,000. Until aggregate royalty payments equal $1,600,000, maximum annual royalty payments are $400,000 through 1996. To date, $1,200,000 has been paid. The remainder of the maximum royalty of $400,000 will be payable in June 1996. During the quarter ended March 31, 1996, the Company wrote off against income $647,000 of deferred royalty expense related to the settlement as all royalties had been earned and no significant future economic life is estimated to exist.

    The Company intends to continue to market its vision systems technology and products, and will evaluate selected acquisition opportunities. Additional investments will be required for capital equipment, marketing and R & D for the Company to remain competitive. For example, funds must be expended to complete development of the Company's Advanced Vision Processor ("AVP") to enhance the Company's ability to effectively compete in certain markets with Key Technology Inc.'s (the Company's principal competitor) recent product introduction. Furthermore, if the Company consummates a technology intensive acquisition, additional equipment and R & D investments may be necessary, perhaps to a greater extent than for the Company's existing operations.

    The Company's ALS-Oregon operation, ARC's only business prior to the February 1994 acquisition of SRC, had suffered losses since inception. The operations of ALS-Oregon were sold in October 1995. In 1995, SRC generated operating profits (before allocation of platform overhead expenses). Even though SRC reached operating profitability in three of the last four quarters and had a history of profitable operations prior to its acquisition by ARC, there can be no assurance that long term profitability will be realized. Pulsarr has operated profitably since 1990. The Company operates in a highly competitive environment, and delays and difficulties relating to technological changes and turnaround situations often occur, any of which would materially and adversely affect the Company's cash flow. Furthermore, operational and marketing difficulties may occur relating to the integration of the recently completed acquisition of Pulsarr.

    The acquisition of Pulsarr occurred on March 1, 1996. In connection therewith, the Company has paid, through April 15, 1996, approximately $5,128,000 to the sellers, and will be required to pay an additional amount of approximately $1,175,000 on May 31, 1996, for total cash payments in 1996 of approximately $6,303,000. Cash received from the March and April 1996 placements of stock and notes detailed above generated approximately $5,000,000. The balance of the cash payments of approximately $1,303,000, plus costs related to the acquisition of approximately $300,000, will be paid from the Company's current cash balances.

    Prior to 1995, the Company had a history of negative operating cash flow. The Company believes it may operate at a negative cash flow during certain periods in the future due to the need to fund certain development projects, cash required to enter new market areas, cash needed to complete the acquisition of Pulsarr, and possible cash needed to fully integrate Pulsarr's operations. However, management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

    In connection with the acquisition of Pulsarr, the Company wrote off approximately $6.1 million of acquired in-process technology in the first quarter of 1996. This non-recurring charge contributed to a substantial reported loss in that quarter, even though sales for such quarter, including Pulsarr from the March 1, 1996, acquisition date, increased from the prior year's first quarter.

    The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements, (ii) the April 1995 and April 1996 private placements of convertible debt,
(iii) a substantial loss in the first quarter of 1996, and (iv) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

Cautionary Statements and Risk Factors

    The Company may, from time to time, make forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

    History of Losses; Negative Cash Flow: Prior to 1995, the Company had a history of losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, such as the AVP, (ii) cash required to enter new market areas,
(iii) cash needed to complete the acquisition of Pulsarr, and (iv) possible cash needed to fully integrate Pulsarr's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

    Although the Company achieved profitability in 1995, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 will result in a significant loss for the 1996 year.

    Need for Additional Financing: The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in
(i) outstanding shares of the Company's Class A Common Stock due to private placements, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) a substantial loss in the first quarter of 1996, and (iv) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

    Uncertain Ability to Manage Growth and Integrate Acquired
Businesses: As part of its business strategy, the Company intends to pursue rapid growth. On March 1, 1996, the Company acquired Pulsarr which had sales in 1995 of approximately $11.4 million, which would have added approximately 60% to the Company's 1995 sales on a pro forma basis. This growth strategy will require the integration of new entities, such as Pulsarr, the establishment of distribution relationships in foreign countries, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Pulsarr or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

    Rapid Technological Change; Product Development: The markets for the Company's machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, the Company believes that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected bookings in late 1995 and early 1996. Sales of products such as those offered by the Company depend in part on the continuing development and deployment of emerging technology and new services and applications based on such technology. The Company's success will depend to a significant extent upon its ability to enhance its existing products and develop new products that gain market acceptance. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or enhancing its existing products on a timely or cost-effective basis or that products or technologies developed by others will not render the Company's products noncompetitive or obsolete. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. Failure to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

    Market Acceptance of New Products: The Company's future operating results will depend upon its ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. There can be no assurance that new products or enhancements, if developed and manufactured, will achieve market acceptance. The Company is currently in the initial prototype stage of development on its AVP, a high speed software and digital signal processing technology designed to significantly improve system performance. There can be no assurance that a market for AVP systems will develop (i.e. that a need for AVP systems will exist, that AVP will be favored over other products on the market, etc.) or, if a market does develop, that the Company will be able, financially or operationally, to market and support AVP systems successfully.

    Dependence on Certain Markets and Expansion Into New Markets:
The future success and growth of the Company is dependent upon continuing sales in domestic and international food processing market as well as successful penetration of other existing and potential markets. A substantial portion of the Company's historical sales has been in the potato and vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences or other factors could have an adverse effect on the Company's results of operations. The Company also intends to expand the marketing of its processing systems in additional food markets such as meat and granular food products, as well as nonfood markets such as plastics, wood products and tobacco, and to expand its sales activities in foreign markets. There can be no assurance that the Company can successfully penetrate these additional food and nonfood markets or expand further in foreign markets.

    Lengthy Sales Cycle: The sales cycle in the marketing and sale of the Company's machine vision systems, especially in new markets or in a new application, is lengthy and can be as long as three years. Even in existing markets, due to the $100,000 to $450,000 price range for each system, the purchase of a machine vision system can constitute a substantial capital investment for a customer (which may need more than one machine for its particular proposed application) requiring lengthy consideration and evaluation. In particular, a potential customer must develop a high degree of assurance that the product will meet its needs, successfully interface with the customer's own manufacturing, production or processing system, and have minimal warranty, safety and service problems. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy.

    Competition: The markets for the Company's products are highly competitive. A major competitor of the Company has recently made a new product introduction which has increased the competition that the Company faces. Some of the Company's competitors may have substantially greater financial, technical, marketing and other resources than the Company. Important competitive factors in the Company's markets include price, performance, reliability, customer support and service. Although the Company believes that it currently competes effectively with respect to these factors, there can be no assurance that the Company will be able to continued to compete effectively in the future.

    Dependence upon Certain Suppliers: Certain key components and subassemblies used in the Company's products are currently obtained from sole sources or a limited group of suppliers, and the Company does not have any long-term supply agreements to ensure an uninterrupted supply of these components. Although the Company seeks to reduce dependence on sole or limited source suppliers, the inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required, could result in delays or reductions in product shipments which could materially and adversely affect the Company's results of operations and damage customer relationships. The purchase of certain of the components used in the Company's products require an 8 to 12 week lead time for delivery. An unanticipated shortage of such components could delay the Company's ability to timely manufacture units, damage customer relations, and have a material adverse effect on the Company. In addition, a significant increase in the price of one or more of these components or subassemblies could adversely affect the Company's results of operations.

    Dependence upon Significant Customers and Distribution
Channel: The Company sold equipment to two unaffiliated customers each totaling 20% of sales in 1995. Sales to a third unaffiliated customer totaled 15% of sales in 1994. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders. While the Company strives to create long-term relationships with its customers and distribution, there can be no assurance that they will continue ordering additional systems from the Company. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

    Risk of International Sales: Due to its export sales (from the U.S. in the case of SRC, or from the Netherlands in the case of Pulsarr), the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar or Dutch guilder, which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States or the Netherlands.

    Fluctuations in Quarterly Operating Results; Seasonality: The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include the timing of significant orders and shipments, product mix, delays in shipment, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, the timing of research and development expenditures, expansion of marketing and support operations, changes in material costs, production or quality problems, currency fluctuations, disruptions in sources of supply, regulatory changes and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business and operating results. Moreover, due to the relatively fixed nature of many of the Company's costs, including personnel and facilities costs, the Company would not be able to reduce costs in any quarter to compensate for any unexpected shortfall in net sales, and such a shortfall would have a proportionately greater impact on the Company's results of operations for that quarter. For example, a significant portion of the Company's quarterly net sales depends upon sales of a relatively small number of high-priced systems. Thus, changes in the number of such high-priced systems shipped in any given quarter can produce substantial fluctuations in net sales, gross profits, and net income from quarter to quarter. In addition, in the event the Company's machine vision systems' average selling price increases, of which there can be no assurance, the addition or cancellation of sales may exacerbate quarterly fluctuations in revenues and operating results.

    The Company's operating results may also be affected by certain seasonal trends. The Company typically experiences lower sales and order levels in the first quarter when compared with the preceding fourth quarter due primarily to the seasonality of certain harvested food items. The Company expects these seasonal patterns to continue, though their impact on revenues will decline as the Company continues to expand its presence in nonagricultural and other markets which are less seasonal.

    Risks Associated with Possible Acquisitions: The Company may pursue strategic acquisitions or joint ventures in addition to the acquisition of Pulsarr as part of its growth strategy. While the Company has no understandings, commitments or agreements with respect to any further acquisition, the Company anticipates that one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. There can be no assurance that any acquisition or joint venture by the Company will not have an adverse effect on the Company's results of operations or will not result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. There can be no assurance that the Company will complete any future acquisitions or joint ventures or that such a future transaction will not materially and adversely affect the Company.

    Dependence upon Key Personnel: The Company's success depends to a significant extent upon the continuing contributions of its key management, technical, sales and marketing and other key personnel. Except for William J. Young, the Company's President and Chief Executive Officer, Alan R. Steel, the Company's Chief Financial Officer, Dr. James Ewan, SRC's President and Chief Executive Officer, and Jan C. Scholt, Pulsarr's Managing Director, the Company does not have long-term employment agreements or other arrangements with such individuals which would encourage them to remain with the Company. The Company's future success also depends upon its ability to attract and retain additional skilled personnel. Competition for such employees is intense. The loss of any current key employees or the inability to attract and retain additional key personnel could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to retain its existing personnel or attract such additional skilled employees in the future.

    Intellectual Property: The Company's competitive position may be affected by its ability to protect its proprietary technology. Although the Company has a number of United States and foreign patents, there can be no assurance that any such patents will provide meaningful protection for its product innovations. The Company may experience additional intellectual property risks in international markets where it may lack patent protection.

    Product Liability and Other Legal Claims: From time to time, the Company may be involved in litigation arising out of the normal course of its business, including product liability and other legal claims. While the Company has a general liability insurance policy which includes product liability coverage up to an aggregate amount of $10 million, there can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that its insurance will provide adequate coverage against potential claims in the future. There can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, litigation, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, operating results and financial condition. If a substantial product liability or other legal claim against the Company were sustained that was not covered by insurance, there could be an adverse effect on the Company's financial condition and marketability of the affected products.

    Warranty Exposure and Performance Specifications: The Company generally provides a one-year limited warranty on its products. In addition, for certain custom-designed systems, the Company contracts to meet certain performance specifications for a specific application. In the past, the Company has incurred higher warranty expenses related to new products than it typically incurs with established products. There can be no assurance that the Company will not incur substantial warranty expenses in the future with respect to new products, as well as established products, or with respect to its obligations to meet performance specifications, which may have an adverse effect on its results of operations and customer relationships.

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings

    Ford & Cohn
    In March 1993, Wilson Ford, Robert Paul and Maxwell Cohn (together "Claimants") brought various claims against ARC and William Patridge, Asif Ahmad and Nagaraj Murthy, past or current directors or employees of ARC, in lawsuits in the Superior Courts for Los Angeles County and Orange County, California. The lawsuits were consolidated in February, 1994, and were litigated in Superior Court for Los Angeles County in September and October, 1995.

    Ford, a consultant to ARC, claims that ARC breached an agreement dated September 17, 1987, and subsequently amended on August 16, 1988, by which he was to receive 25,000 shares of stock of CNVS, Inc., predecessor to ARC, at no cost and an option to purchase 25,000 additional shares in the future upon the occurrence of specified events. Ford claims he was promised that this total of 50,000 shares in the Company would amount to 5% of the outstanding shares. Ford also claims ARC owes him royalties under a royalty agreement for certain low light video camera technology. ARC contends that Ford was never promised that his interest would amount to 5% of the outstanding shares, that Ford failed to fulfill his obligations under the royalty agreement, and that Ford's claims are barred under various legal theories. Based on these allegations, Ford made claims for breach of contract and breach of the covenant of good faith and fair dealing.

    The Claimants contend that statements allegedly made by William Patridge and Asif Ahmad to United States Alcohol Testing of America, Inc. ("USAT") caused USAT to rescind an Asset Purchase Agreement with the Claimants. The Claimants allege that the statements concerning outstanding lawsuits and disputes between ARC and the Claimants were false and meant to disrupt the business relationship between Prime Lasertech and USAT. The Claimants allegedly would have benefited from the Asset Purchase Agreement as shareholders and/or licensees. Based on these allegations, the Claimants made claims for intentional and negligent interference with prospective advantage, intentional and negligent infliction of emotional distress, and civil conspiracy.

    On October 2, 1995, a jury awarded $375,000 to the Claimants, which included $281,000 of punitive damages for the breach of contract claim. The Company has filed motions with the court to eliminate the punitive portion of the award. ARC believes such damages are improper because (i) the claimants did not ask for punitive damages in the contract claim, and (ii) such damages cannot be awarded for breach of contract under applicable state laws. ARC is also attempting to overturn the balance of the breach of contract award based on the fact that the claim was made after the statute of limitations had expired. ARC has made an appeal to overturn the verdict on these factors and certain other irregularities that occurred during the trial, which ARC believes unfairly affected the jury's decision. Due to the fact that a verdict was rendered, a $93,000 loss on the breach of contract claim was recorded as a liability in the fourth quarter of 1995.

    Other

    ARC is a party to several other suits in the ordinary course of its business. ARC believes that the outcome of all such proceedings, even if determined adversely to ARC, will not have a material adverse effect upon its financial statements.


Item 6.  Exhibits And Reports On Form 8-K
(a)    Exhibits

Exhibit
Number    Description

 10.1 Stock Purchase Agreement dated March 1, 1996 (without exhibits), between Meijn Beheer B.V. and ARC Netherlands B.V., a wholly owned subsidiary of the Company. (1)
 10.2     Stock Purchase Agreement dated March 1, 1996, between
          J. C. Scholt and ARC Netherlands B.V., a wholly owned subsidiary of the Company. (1)
 10.3 Convertible Note dated March 1, 1996, issued in connection with that certain Stock Purchase Agreement dated March 1, 1996, between J. C. Scholt and ARC Netherlands b.v. (1)
 10.4 Subscription Agreement dated January 18, 1996, between the Company and Swiss American Securities, Inc. as agent for Credit Suisse related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (1)
 10.5 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc.
 10.6     Form of Class G Warrant Agreement. (2)
 10.7     Form of Class H Warrant Agreement.
_______________________________

(1) Filed with the SEC on March 6, 1996, as an exhibit to the Company's Form 8-K dated March 1, 1996.
(2) Filed with the SEC on April 14, 1996, as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.
(b)       Reports on Form 8-K:
          On January 26, 1996, a Form 8-K was filed regarding a letter of intent to acquire Pulsarr Holding B.V., and a Subscription Agreement for the dale of 1,400,000 shares of Class A Stock.

          On February 16, 1996, a Form 8-K was filed regarding redemption by the Company of 497,094 shares of its Class E Common Stock and the expiration of 3,002,906 Class E
          Warrants.

          On March 6, 1996, a Form 8-K was filed regarding the acquisition of Pulsarr Holding B.V. and completion of the sale of 1,400,000 shares of Class A Common Stock.

          On May 13, 1996, a Form 8-K-A was filed regarding the acquisition of Pulsarr Holding B.V. to include audited financial statements of the business acquired and related pro forma financial information.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


    May 14, 1996            /s/  Alan R. Steel
 ___________________     ________________________

                             Alan R. Steel
                        Vice President - Finance
                       (Principal Financial and duly
                          Authorized Officer)