Form 10-Q/A
period 1996-03-31
ARC CAPITAL
filed 1996-06-27
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

_________________________________________________

FORM 10-Q/A

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

Commission File No. 0-20097

ARC CAPITAL

A California Corporation
IRS Employer Identification No. 33-0256103
2067 Commerce Drive
Medford, OR 97504
Telephone: (541) 776-7700

_________________________________

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