Form 10-Q
period 1996-06-30
ARC CAPITAL
filed 1996-08-14
CIK 795445

i

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------

                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


                           Commission File No. 0-20097


                                   ARC CAPITAL


                            A California Corporation
                   IRS Employer Identification No. 33-0256103
                               2067 Commerce Drive
                                Medford, OR 97504
                            Telephone: (541) 776-7700


                     --------------------------------------


Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X| No |_|

On July 31, 1996, registrant had 10,764,190 shares of Class A Common Stock, and 118,501 shares of Class B Common Stock, all no par value, issued and outstanding.














                            Exhibit Index at page 17

                                      INDEX



                                                                  Page Number

Part I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets....................................1
            Consolidated Statements of Operations......................2 - 3
            Consolidated Statements of Cash Flows..........................4

            Notes to Unaudited Consolidated Financial Statements.......5 - 9

Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations.....................9 - 15


Part II.    OTHER INFORMATION

Item 1.     Legal Proceedings.............................................17

Item 6.     Exhibits and Reports on Form 8-K.........................18 - 19

            Signature.....................................................19


- -------------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Balance Sheets
- -------------------------------------------------------------------------------------------------------------------

                                                                                   June 30,           December 31,
                                                                                     1996                   1995
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                  $   1,166,000      $   4,171,000
     Accounts receivable, net                                                       3,139,000          1,904,000
     Inventories                                                                    8,933,000          3,810,000
     Prepaid expenses                                                               1,143,000            506,000
                                                                                -------------      -------------
              Total current assets                                                 14,381,000         10,391,000
Property, plant and equipment, net                                                  6,890,000          4,693,000
Goodwill and other assets, net                                                      3,137,000          2,544,000
                                                                                -------------      -------------

                                                                                $  24,408,000      $  17,628,000
                                                                                =============      =============




                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   3,474,000      $     769,000
     Accrued liabilities                                                            1,425,000            845,000
     Short-term borrowings                                                            816,000                 --
     Customer deposits                                                              3,393,000          1,083,000
     Accrued payroll                                                                  524,000            374,000
     Warranty reserve                                                                 474,000            408,000
     Current portion of notes payable                                               2,248,000             22,000
                                                                                -------------      -------------

              Total current liabilities                                            12,354,000          3,501,000
                                                                                -------------      -------------
Long-term liabilities:
     Notes payable, less current portion                                            9,899,000          4,875,000
                                                                                -------------      -------------
Shareholders' equity:
     Common stock:
         Class A - no par value: 60,000,000  shares  authorized;  10,764,000 and
              8,718,000  shares  issued and  outstanding  at June 30, 1996, and
              December 31, 1995, respectively                                      25,005,000         22,966,000
         Class B - no par value:  3,000,000 shares authorized, 119,000 and 705,000 shares issued and outstanding at
              June 30, 1996, and December 31, 1995, respectively                       78,000            458,000
         Class E - no par value: 3,000,000 shares authorized, 0 and
              497,000 shares issued and outstanding at June 30, 1996,
              and December 31, 1995, respectively                                          --            326,000
     Common stock warrants                                                          2,211,000          3,112,000
     Additional paid in capital                                                     2,797,000          1,500,000
     Accumulated deficit                                                          (27,980,000)       (19,110,000)
     Cumulative translation adjustment                                                 44,000                 --
                                                                                -------------      -------------

              Total shareholders' equity                                            2,155,000          9,252,000
                                                                                -------------      -------------

                                                                                $  24,408,000      $  17,628,000
                                                                                =============      =============


                      See Accompanying Notes to Unaudited Consolidated Financial Statements.


- -------------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Operations
- -------------------------------------------------------------------------------------------------------------------


                                                                                       Three Months Ended June 30,
                                                                                           1996           1995




Net sales                                                                          $     6,419,000  $     4,976,000
Cost of sales                                                                            3,821,000        2,946,000
                                                                                      ------------     ------------

Gross profit                                                                             2,598,000        2,030,000
                                                                                      ------------     ------------

Operating expenses:
     Selling and marketing                                                                 877,000          761,000
     Research and development                                                            1,125,000          405,000
     General and administrative                                                          1,181,000          505,000
     Goodwill amortization                                                                  99,000           93,000
                                                                                      ------------     ------------

                                                                                         3,282,000        1,764,000

(Loss) income from continuing operations before other income and expense                  (684,000)         266,000

Other income and expense:
     Investment and other income                                                            36,000           67,000
     Interest expense                                                                     (252,000)        (132,000)
                                                                                      ------------     ------------

(Loss) income from continuing operations before income taxes                              (900,000)         201,000

Provision for income taxes                                                                      --               --
                                                                                      ------------     ------------

(Loss) income from continuing operations                                                  (900,000)         201,000

Income from discontinued operations                                                             --           57,000
                                                                                      ------------     ------------

Net (loss) income                                                                     $   (900,000)    $    258,000
                                                                                      ============     ============

Net (loss) income per share:
     Continuing operations                                                            $      (0.08)    $       0.01
     Discontinued operations                                                                    --             0.01
                                                                                      ------------     ------------

         Total                                                                        $      (0.08)    $       0.02
                                                                                      ============     ============

Weighted average shares outstanding                                                     10,854,000        9,339,000
                                                                                      ============     =============




                      See Accompanying Notes to Unaudited Consolidated Financial Statements.


- -------------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Operations
- -------------------------------------------------------------------------------------------------------------------


                                                                                        Six Months Ended June 30,
                                                                                           1996           1995


Net sales                                                                             $ 10,032,000     $  7,702,000
Cost of sales                                                                            5,955,000        4,841,000
                                                                                      ------------     ------------

Gross profit                                                                             4,077,000        2,861,000
                                                                                      ------------     ------------

Operating expenses:
     Selling and marketing                                                               1,691,000        1,253,000
     Research and development                                                            1,943,000          785,000
     General and administrative                                                          2,064,000          970,000
     Goodwill amortization                                                                 194,000          186,000
     Charge for acquired in-process technology                                           6,088,000               --
     Charge for royalty expense                                                            647,000               --
                                                                                      ------------     ------------

                                                                                        12,627,000        3,194,000

Loss from continuing operations before other income and expense                         (8,550,000)        (333,000)

Other income and expense:
     Gain on rescission of stock compensation                                                   --          732,000
     Investment and other income                                                           104,000           95,000
     Interest expense                                                                     (424,000)        (196,000)
                                                                                      -------------    ------------

(Loss) income from continuing operations before income taxes                             (8,870,000)        298,000

Provision for income taxes                                                                      --               --
                                                                                      ------------     ------------

(Loss) income from continuing operations                                                (8,870,000)         298,000

Income from discontinued operations                                                             --           31,000
                                                                                      ------------     ------------

Net (loss) income                                                                     $ (8,870,000)    $    329,000
                                                                                      ============     ============

Net (loss) income per share:
     Continuing operations                                                            $      (0.85)    $      0.02
     Discontinued operations                                                                    --            0.01
                                                                                      ------------     -----------

         Total                                                                        $      (0.85)    $      0.03
                                                                                      ============     ===========

Weighted average shares outstanding                                                     10,388,000        9,521,000
                                                                                      ============     ============


                      See Accompanying Notes to Unaudited Consolidated Financial Statements.



ARC Capital

Consolidated Statements of Cash Flows
- -------------------------------------------------------------------------------------------------------------------

                                                                                        Six Months Ended June 30,
                                                                                           1996           1995

Cash flows from operating activities:
   Net (loss) income                                                                 $ (8,870,000)   $     329,000
   Income from discontinued operations                                                         --          (31,000)
                                                                                     ------------    -------------

     (Loss) income from continuing operations                                          (8,870,000)         298,000
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Cash outflows related to discontinued operations                                    --         (336,000)
           Charge for in-process technology                                             6,088,000               --
           Charge for royalty expense                                                     647,000               --
           Depreciation and amortization                                                  473,000          483,000
           Gain on rescission of stock compensation                                            --         (732,000)
           Changes in  assets  and  liabilities  (net of  amounts  purchased  in acquisition):
               Accounts receivable                                                        (36,000)         474,000
               Inventories                                                             (1,689,000)        (367,000)
               Prepaid expenses and other assets                                         (697,000)         108,000
               Accounts payable, accrued liabilities, customer deposits
                 accrued payroll, and warranty reserve                                   2,735,000       2,202,000
                                                                                    --------------    ------------

                  Net cash provided by (used in) operating activities                   (1,349,000)      2,130,000
                                                                                    --------------    ------------

Cash (used in) provided by investing activities:
   Acquisition of Pulsarr                                                              (6,225,000)              --
   Purchases of property and equipment                                                 (1,361,000)        (335,000)
   Repayments of notes receivable                                                              --           93,000
                                                                                     ------------    -------------

                   Net cash (used in) investing activities                             (7,586,000)        (242,000)
                                                                                     -------------   --------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                                                4,270,000        2,149,000
   Proceeds from common stock issuances                                                 2,000,000               --
   Proceeds from exercise of stock options                                                 60,000               --
   Debt issuance costs                                                                   (400,000)        (160,000)
                                                                                     ------------    -------------


                   Net cash provided by financing activities                            5,930,000        1,989,000
                                                                                     ------------    -------------

Net increase in cash                                                                   (3,005,000)       3,877,000

Cash and cash equivalents, beginning of the period                                      4,171,000          790,000
                                                                                    -------------    -------------


Cash and cash equivalents, end of the period                                         $  1,166,000    $   4,667,000
                                                                                     ============    =============


                      See Accompanying Notes to Unaudited Consolidated Financial Statements.

                          ARC CAPITAL AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
- ------------------------------------------------------------------------------

1.   Principles Of Consolidation
     In the opinion of the management of ARC Capital (the "Company" or "ARC"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1995), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1996, and December 31, 1995, the results of operations and cash flows for the three and six month periods ended June 30, 1996 and 1995. The financial statements include the accounts of the Company and its three wholly-owned subsidiaries, Applied Laser Systems, Inc. ("ALS-Oregon"), SRC VISION, Inc. ("SRC"), and Pulsarr Holding BV ("Pulsarr"), the latter from its March 1, 1996, acquisition date. See Note 6 regarding the acquisition of Ventek, Inc. ("Ventek") subsequent to June 30, 1996. See Note 9 regarding the sale of ALS-Oregon in October 1995.

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

2.   Nature Of Operations
     The Company's ALS-Oregon subsidiary, which designed, developed, manufactured and marketed laser diode devices, incorporating its visible laser module, and "no-light" products based on technology for illumination with infrared laser systems, was sold in October 1995 (see Note 9).

     In February 1994, the Company acquired all of the issued and outstanding capital stock of SRC for $8,100,000 in cash. SRC designs, manufactures and markets computer-aided vision sorting and defect removal equipment for use in a variety of industries, including food processing, wood products and recycling. SRC's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood, glass, and plastic.

     On March 1, 1996, the Company acquired all of the issued and outstanding stock of Netherlands-based Pulsarr for approximately $7.8 million in cash and notes and other securities. Pulsarr is a manufacturer and seller of computer aided vision sorting and defect removal equipment similar to that produced by SRC (see Note 5).

     In July 1996, the Company acquired the business and certain assets, subject to certain liabilities, of Ventek for approximately $5.1 million in notes and other securities. Ventek manufacturers and markets computer-aided vision defect detection systems used in the wood veneer industry (see Note
     6).

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

     In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note. Interest on the note is 6.75% and is payable quarterly. The interest rate may be adjusted upward on each anniversary date of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount is due in April 2001. The note is secured by 54% of the stock of ARC Netherlands bv, a wholly owned subsidiary of the Company established to purchase Pulsarr. The note is convertible into the Company's Class A Common Stock at $2.125 per share. The conversion price may be adjusted downward if the market price of the Company's Class A Common Stock fails to reach $2.125 for any 30 consecutive days during the 12 months following the date of the note. In connection with the borrowing, the Company paid a finders fee of $400,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share.

     See Note 6 for a description of notes issued in connection with the acquisition of Ventek.

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

     Schedule of Outstanding Stock, Warrants, Units and Potential Dilution: The following table summarizes, as of August 5, 1996, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants, UPO Units and convertible debt, and proforma proceeds from the exercise of warrants and UPO Units.



                                                                                                      Proforma
                                   Number or Principal                Class A Common                  Proceeds
                                   Amount Outstanding    Conversion     Stock After     Conversion     or Debt
          Security                  at August 5, 1996      Factor       Conversion         Price      Reduction
          -----------------------------------------------------------------------------------------------------
         Common Stock:
          Class A                       10,764,190                      10,764,190
          Class B                          118,501                         118,501
                                                                     -------------

         Total currently outstanding                                    10,882,691
                                                                     -------------
         Warrants:
          A                              2,941,963           1.4         4,118,748       $  2.84   $    11,697,000
          B                              4,354,863 (A)       1.4         6,096,808          4.17        25,424,000
          C                                846,250           1.4         1,184,750          2.21         2,618,000
          D                                275,000            1            275,000          2.75           756,000
          F                                300,000            1            300,000          1.88           564,000
          G                                240,000            1            240,000          2.00           480,000
          H                                340,000            1            340,000          2.13           724,000
          I                              1,000,000            1          1,000,000          2.25         2,250,000
          Gerinda                          300,000            1            300,000          5.00         1,500,000
          Laidlaw                          135,000            1            135,000          2.25           304,000
                                                                     -------------

                                                                        13,990,306
                                                                     -------------
         Unit Purchase Options:            188,400                                          6.38         1,187,000
          Class A Common                   376,800            1            376,800
          A Warrants                       376,800           1.4           527,520          2.84         1,498,000
          B Warrants                       565,200           1.4           791,280          4.17         3,300,000
                                                                     -------------

                                                                         1,695,600
                                                                     -------------
         Convertible Debt:
          10.25% Notes                 $ 2,160,000                       1,152,000          1.88         2,160,000
          6.75% Notes                    3,400,000                       1,600,000          2.13         3,400,000
          6.75% Ventek Note              2,250,000                       1,000,000          2.25         2,250,000
          6% Note                          980,000                         441,486          2.22           980,000
          Ventek Note                    1,125,000                       1,800,000                       1,125,000
                                                                     -------------                 ---------------

                                                                         5,993,486
                                                                     -------------
        Potentially outstanding shares and proforma proceeds
          and reduction of debt                                         32,562,083                 $    62,217,000
                                                                     =============                 ===============

(A) Includes 1,412,900 outstanding plus 2,941,963 assuming exercise of the Class A Warrants.

     The proforma amounts above are for illustrative purposes only. Unless the market price of ARC's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants or unit purchase options will be exercised or that the debt will be converted.

     On July 31, 1996, ARC had outstanding options to purchase 3,216,000 shares of Class A Common Stock, 2,854,000 of which are under its stock option plans.

     In connection with the Ventek acquisition in July 1996, the Company also issued a $1,125,000 note payable, (a) at the Company's option, in cash or by delivery of up to 1,800,000 shares of Class A Common Stock on the third anniversary date of the note; or (b) solely in cash in the event ARC Common Stock is delisted from the NASDAQ Stock Market. The Company also issued a Warrant to purchase 1,000,000 shares of Class A Common Stock at $2.25 per share which vests 25% in each of the next four years if sales and earnings objectives are achieved.

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

5.   Acquisition Of Pulsarr
     On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for approximately $7.8 million in cash and notes payable. The acquisition is accounted for under the purchase method of accounting. The $7.8 million purchase price was allocated based on the fair values of the identifiable assets of Pulsarr as follows: $1.3 million represents the net assets of Pulsarr, $6.1 million represents acquired in-process technology which was subsequently charged to operations in the quarter ending March 31, 1996, and the remainder of $0.4 million represents goodwill to be amortized over 15 years. Goodwill amortization for the three and six month periods ended June 30, 1996, was $6,000 and $8,000 respectively.

     The consolidated results of operations for the three and six month periods ended June 30, 1996, includes Pulsarr's results of operations beginning on March 1, 1996.

     The pro forma condensed combined statements of operations, shown below as supplemental information, assumes the acquisition of Pulsarr occurred as of the beginning of the three and six month periods. However, the pro forma combined balances are not necessarily indicative of balances which would have resulted had the acquisition occurred as of the beginning of the three and six month periods presented. Pro forma condensed combined statements of operations for the three and six month periods are as follows:

                                               Three months ended June 30,        Six months ended June 30,
                                                  1996             1995             1996             1995
                                                 Actual          Proforma         Proforma         Proforma

             Sales                          $    6,419,000   $   9,018,000      $  11,290,000   $  14,047,000
             Cost of sales                       3,821,000       4,798,000          6,463,000       7,561,000
                                            --------------   -------------      -------------   -------------

             Gross profit                   $    2,598,000   $   4,220,000      $   4,827,000   $   6,486,000
                                            ==============   =============      =============   =============

             Net (loss) income              $     (900,000)  $     290,000      $  (2,713,000)  $     308,000
                                            ==============   =============      ==============  =============

             (Loss) earnings per share      $       (0.08)   $        0.03      $      (0.25)   $        0.03
                                            ==============   =============      ============-   =============

     The $6.1 million charge for in-process technologies is excluded from the above pro forma statement of operations.

6.  Acquisition of Ventek
     On July 24, 1996, the Company acquired certain assets and the business of Ventek, subject to certain liabilities. Ventek manufactures and markets computer-aided vision defect detection systems used in the wood veneer industry. The purchase price was approximately $5.1 million in notes and other securities: (i) a 6.75% $1,000,000 note due in three years; (ii) a 6.75% $2,250,000 note due in three years convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash in three years, or
     (b) solely in cash in the event ARC Common Stock is delisted from the NASDAQ Stock Market. The Company also issued a warrant to purchase 1,000,000 shares of Class A Common Stock which vests over a four year period subject to Ventek meeting specified sales and earnings goals.

     For the year ended December 31, 1995, Ventek reported sales of $4.4 million and pre-tax income of $2.4 million (unaudited). The pre-tax income amount does not include proforma adjustments for interest and goodwill, charges that will result from the acquisition transaction.

7.   Inventories
     Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method.

                                                               June 30,          December 31,
                                                                 1996                1995
                                                                 ------------------------

           Raw materials                                     $   2,255,000      $   1,242,000
           Work-in-process                                       3,674,000            889,000
           Finished goods                                        3,004,000          1,679,000
                                                             -------------      -------------

                                                             $   8,933,000      $   3,810,000
                                                             =============      =============

     The increase is due principally to the addition of Pulsarr in the current year.

8.   Discontinued Operation
     In October 1995, the Company sold the laser diode operations of its ALS-Oregon subsidiary to Coherent, Inc. for approximately $1,052,000 in cash, which represented the net book value of the operation. Operating results for this discontinued business have been excluded from the Consolidated Statements of Operations to present separately the results of continuing operations. The results of ALS-Oregon for the three and six month periods ended June 30, 1995, are summarized as follows:

                                                            3 Months Ended     6 Months Ended
                                                             June 30, 1995      June 30, 1995

         Net sales                                           $     771,000      $   1,639,000
                                                             =============      =============

         Income from operations of discontinued business     $      57,000      $      31,000
                                                             =============      =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In October 1995, the Company sold its laser diode operation for cash in an amount equal to the book value of net assets and liabilities sold. The operations of ALS-Oregon have been classified as a discontinued business. On March 1, 1996, the Company acquired Pulsarr. The discussion below pertains to the ongoing operations of ARC for the three and six months ended June 30, 1996, namely SRC, Pulsarr and the holding company, with Pulsarr included from its acquisition date.

     The Company's backlog at June 30, 1996, was $10,385,000 an increase of 25% when compared to the $8,284,000 backlog as of June 30, 1995.

     Results of Operations - Comparison between three months ended June 30, 1996, and June 30, 1995

     Sales for the three months ended June 30, 1996 ("Q2 1996") were $6,419,000, up 29% when compared to sales for the three months ended June 30, 1995 ("Q2 1995") of $4,976,000. The increase is due to the inclusion of $2,855,000 of Pulsarr's sales, offset by lower sales at SRC of $1,412,000.

     Cost of sales was 60% of sales in Q2 1996 and 59% in Q2 1995.

     Gross profit increased by 28% to $2,598,000 in Q2 1996 when compared to $2,030,000 of gross profit in Q2 1995. In Q2 1996, gross profit was 40% as compared to 41% in Q2 1995.

     Selling and marketing expense increased 15% in Q2 1996 from Q2 1995 to $877,000 amounting to 14% of sales in Q2 1996. Similar expenses in Q2 1995 were $761,000 or 15% of sales.

     Research and development expenses were $1,125,000 and $405,000 in Q2 1996 and Q2 1995, or 18% and 8% of sales, respectively. The larger research and development level in Q2 1996 was due principally to the continuing development of SRC's Advanced Vision Processor and projects in tobacco sorting.

     General and administrative expenses increased $676,000 to $1,181,000 in Q2 1996 from $505,000 in Q2 1995. The increase in general and administrative expenses is due to an increase in personnel costs and legal fees, as well as the addition of Pulsarr.

     The decrease in investment and other income is the result of lower cash balances available for investment.

     The increase in interest expense is the result of the increase in debt outstanding relating to the acquisition of Pulsarr.

     The net loss for Q2 1996 was $900,000 as compared to net income of $201,000 in Q2 1995, primarily as a result of the lower sales volume at SRC, as well as the increases in all operating expenses categories.

     Results of Operations - Comparison between six months ended June 30, 1996, and June 30, 1995

     Sales for the six months ended June 30, 1996 ("the "1996 Period") were $10,032,000,up 30% when compared to sales for the six months ended June 30, 1995 (the "1995 Period") of $7,702,000. The increase is due to the inclusion of $3,283,000 of Pulsarr's sales, offset by lower sales at SRC of $953,000.

     Cost of sales was 59% of sales in the 1996 Period and 63% in the 1995 Period. The decrease is primarily due to better margins on non-food industry systems.

     Gross profit increased by 43% to $4,077,000 in the 1996 Period when compared to $2,861,000 of gross profit in the 1995 Period. In the 1996 Period, gross profit was 41% as compared to 37% in the 1995 Period.

     Selling and marketing expense increased 35% in the 1996 Period from the 1995 Period to $1,691,000, amounting to 17% of sales in the 1996 Period. Similar expenses in the 1995 Period were $1,253,000, or 16% of sales.

     Research and development expenses were $1,943,000 and $785,000 in the 1996 Period and the 1995 Period, or 19% and 10% of sales, respectively. The
     larger  research  and  development   level  in  the  1996  Period  was  due
     principally to the continuing development of SRC's Advanced Vision Processor and projects in tobacco sorting.

     General and administrative expenses increased $1,094,000 to $2,064,000 in the 1996 Period from $970,000 in the 1995 Period. The increase in general and administrative expenses is due to an increase in personnel costs and legal fees, as well as the addition of Pulsarr.

     As discussed in the Notes to the Financial Statements, on March 1, 1996, the Company acquired Pulsarr for approximately $7.8 million. Approximately $6.1 million of the purchase price was allocated to in-process technology, which was subsequently charged to expense during the quarter ended March 31, 1996. This charge is not deductible for tax purposes. The Company expects to invest in additional development efforts related to the in-process technology to make these technologies commercially successful. These expenditures are expected to be paid out through 1997 and will be funded primarily from cash generated from operations.

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

     The increase in interest expense is due to the increase in debt outstanding relating to the acquisition of Pulsarr.

     The net loss for the 1996 Period was $(8,870,000) as compared to net income of $329,000 in the 1995 Period, primarily as a result of the nonrecurring charges for in-process technology and royalty expense, the increased level of research and development expenses, and the nonrecurring gain in the 1995 Period relating to the shares of ARC Common Stock retained pursuant to an arbitration award.


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

     The Company's principal sources of operating capital have been funds from the above transactions, its overseas Regulation S offerings in September and October 1993 and in 1994, its initial public offering in March 1992, and prior to the public offering, from capital contributions and advances from the Company's principal shareholders, private placements, and loans from investors. As of June 30, 1996, the Company had $2,027,000 in working capital.

     As a result of the settlement in July 1992 of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement, pursuant to which SRC will pay royalties of 7% of its vision system sales through the earlier of June 30, 2003, and the date at which aggregate royalty payments equal $1,600,000. Until aggregate royalty payments equal $1,600,000, maximum annual royalty payments are $400,000 through 1996. The final $400,000 installment was paid in July 1996. During the quarter ended March 31, 1996, the Company wrote off against income $647,000 of deferred royalty expense related to the settlement as all royalties had been earned and no significant future economic life is estimated to exist.

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

     The Company's ALS-Oregon operation, ARC's only business prior to the February 1994 acquisition of SRC, had suffered losses since inception. The operations of ALS-Oregon were sold in October 1995. In 1995, SRC generated operating profits (before allocation of platform overhead expenses). Even though SRC reached operating profitability in three of the last five quarters and had a history of profitable operations prior to its acquisition by ARC, there can be no assurance that long term profitability will be realized. Pulsarr has operated profitably since 1990. Ventek has operated profitably since 1992. The Company operates in a highly competitive environment, and delays and difficulties relating to technological changes and turnaround situations often occur, any of which would materially and adversely affect the Company's cash flow. Furthermore, operational and marketing difficulties may occur relating to the integration of the recently completed acquisitions of Pulsarr and Ventek.

     The acquisition of Pulsarr occurred on March 1, 1996. In connection therewith, the Company has paid approximately $6.3 million to the sellers. Cash received from the March and April 1996 placements of stock and notes detailed above generated approximately $5,000,000. The balance of the cash payments of approximately $1,300,000, was paid from the Company's current cash balances.

     The acquisition of Ventek occurred in July 1996. Consideration for the transaction was approximately $5.1 million in notes and other securities as described in Note 6 in this Form 10-Q.

     Prior to 1995, the Company had a history of negative operating cash flow. The Company believes it will operate at a negative cash flow for at least the next four months and during certain periods in the future due to payment of notes issued in connection with prior financings, working capital requirements, the need to fund certain development projects, cash required to enter new market areas, and possible cash needed to fully integrate Pulsarr's and Ventek's operations. However, management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

     In connection with the acquisition of Pulsarr, the Company wrote off approximately $6.1 million of acquired in-process technology in the first quarter of 1996. This non-recurring charge contributed to substantial reported losses in that quarter and six months ended June 30, 1996, even though sales for such periods, including Pulsarr from the March 1, 1996, acquisition date, increased from the same periods in the prior year.

     The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) notes issued in connection with the acquisition of Ventek, (iv) a substantial loss in the first half of 1996, and (v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

     Cautionary Statements and Risk Factors

     The Company may, from time to time, make forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

     History of Losses; Negative Cash Flow: Prior to 1995, the Company had a history of losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, such as the AVP, (ii) cash required to enter new market areas, (iii) interest costs associated with recent financings, (iv) cash required for the repayment of debt and (v) possible cash needed to fully integrate Pulsarr's and Ventek's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

     Although the Company achieved profitability in 1995, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 will result in a significant loss for the 1996 year.

     Need for Additional Financing: The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) a substantial loss in the first half of 1996, (iv) debt incurred for the acquisition of Ventek, and (v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

     Uncertain Ability to Manage Growth and Integrate Acquired Businesses: As part of its business strategy, the Company intends to pursue rapid growth. In March and July 1996, the Company acquired Pulsarr and Ventek, respectively, which had sales in 1995 of approximately $11.4 million and $4.4 million, respectively, and would have added approximately 80% to the Company's 1995 sales on a pro forma basis. This growth strategy will require the integration of new entities, such as Pulsarr and Ventek, the establishment of distribution relationships in foreign countries, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Pulsarr, Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

     Rapid Technological Change; Product Development: The markets for the Company's machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, the Company believes that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected bookings in late 1995 and 1996. Sales of products such as those offered by the Company depend in part on the continuing development and deployment of emerging technology and new services and applications based on such technology. The Company's success will depend to a significant extent upon its ability to enhance its existing products and develop new products that gain market acceptance. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or enhancing its existing products on a timely or cost-effective basis or that products or technologies developed by others will not render the Company's products noncompetitive or obsolete. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. Failure to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

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

     Dependence on Certain Markets and Expansion Into New Markets: The future success and growth of the Company is dependent upon continuing sales in domestic and international food processing market as well as successful penetration of other existing and potential markets. A substantial portion of the Company's historical sales has been in the potato and vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences or other factors could have an adverse effect on the Company's results of operations. The Company also intends to expand the marketing of its processing systems in additional food markets such as meat and granular food products, as well as nonfood markets such as plastics, wood products and tobacco, and to expand its sales activities in foreign markets. In the case of Ventek, the wood products market served is narrow, and saturation of that market and the potential inability to identify and develop new markets could adversely affect Ventek's growth rate. There can be no assurance that the Company can successfully penetrate additional food and nonfood markets or expand further in foreign markets.

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

     Dependence upon Significant Customers and Distribution Channel: The Company sold equipment to two unaffiliated customers each totaling 20% of sales in 1995. Sales to a third unaffiliated customer totaled 15% of sales in 1994. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders.
     While the Company strives to create long-term relationships with its customers and distributors, there can be no assurance that they will continue ordering additional systems from the Company. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

     Risk of International Sales: Due to its export sales (from the U.S. in the case of SRC and Ventek, or from the Netherlands in the case of Pulsarr), the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar or Dutch guilder, which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States or the Netherlands.

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

     Risks Associated with Possible Acquisitions: The Company may pursue strategic acquisitions or joint ventures in addition to the acquisitions of Pulsarr and Ventek as part of its growth strategy. While the Company has no understandings, commitments or agreements with respect to any further acquisition, the Company anticipates that one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. There can be no assurance that any acquisition or joint venture by the Company will not have an adverse effect on the Company's results of operations or will not result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. There can be no assurance that the Company will complete any future acquisitions or joint ventures or that such a future transaction will not materially and adversely affect the Company.

     Dependence upon Key Personnel: The Company's success depends to a significant extent upon the continuing contributions of its key management, technical, sales and marketing and other key personnel. Except for William
     J. Young, the Company's President and Chief Executive Officer, Alan R. Steel, the Company's Chief Financial Officer, Dr. James Ewan, SRC's
     President and Chief Executive Officer, Jan C. Scholt, Pulsarr's Managing Director, and the four former stockholders of Ventek, the Company does not have long-term employment agreements or other arrangements with such individuals which would encourage them to remain with the Company. The Company's future success also depends upon its ability to attract and retain additional skilled personnel. Competition for such employees is intense. The loss of any current key employees or the inability to attract and retain additional key personnel could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to retain its existing personnel or attract such additional skilled employees in the future.

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

    10.5 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (3)

    10.6          Form of Class G Warrant Agreement. (2)

    10.7          Form of Class H Warrant Agreement. (3)

    10.8 Asset Purchase Agreement dated July 24, 1996, by and among ARC, Ventek and the shareholders of Ventek. (4)

    10.9          $1,000,000 Note dated July 24, 1996, between ARC and
                  Ventek.(4)

    10.10 $2.250,000 Convertible Note dated July 24, 1996, between ARC and Ventek. (4)

    10.11         $1,125,000 Note dated July 24, 1996, between ARC and
                  Ventek. (4)

    10.12 Stock Appreciation Rights Agreement dated July 24, 1996, between ARC and Ventek. (4)

    10.13         Warrant agreement dated July 24, 1996, between ARC and
                  Ventek. (4)

    10.14 Form of Employment Agreement dated July 24, 1996, between each of the four stockholders of Ventek and ARC. (4)

    10.15 Pledge and Security Agreement dated July 24, 1996, by and among ARC, ARC Subsidiary, Inc., Ventek and
                  Solin and Associates, P.C. (4)

    27            Financial Data Schedule

- -------------------------------

(1) Filed with the SEC on March 6, 1996, as an exhibit to the Company's Form 8-K dated March 1, 1996.

(2) Filed with the SEC on April 14, 1996, as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.

(3) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.


(4) Filed with the SEC on July 25, 1996, as an exhibit to the Company's Form 8-K regarding the acquisition of Ventek.


(b)  Reports on Form 8-K:

                  On January 26, 1996, a Form 8-K was filed regarding a letter of intent to acquire Pulsarr and a Subscription Agreement for the dale of 1,400,000 shares of Class A Stock.

                  On February 16, 1996, a Form 8-K was filed regarding redemption by the Company of 497,094 shares of its Class E Common Stock and the expiration of 3,002,906 Class E Warrants.

                  On March 6, 1996, a Form 8-K was filed regarding the acquisition of Pulsarr and completion of the sale of 1,400,000 shares of Class A Common Stock.

                  On May 13, 1996, a Form 8-K-A was filed regarding the acquisition of Pulsarr to include audited financial statements of the business acquired and related pro forma financial information.

                  On July 25, 1996, a Form 8-K was filed regarding the acquisition of Ventek and the resignation of a director.











                                                     SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

           August 13, 1996                        /s/  Alan R. Steel
     -------------------------------           --------------------------------
                                                      Alan R. Steel
                                                 Vice President - Finance
                                              (Principal Financial and duly
                                                   Authorized Officer)