Form 10-Q
period 1996-09-30
ARC CAPITAL
filed 1996-11-14
CIK 795445

i

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


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

                                                               Yes |X|   No |_|

On September 30, 1996, registrant had 10,779,190 shares of Class A Common Stock, and 110,168 shares of Class B Common Stock, all no par value, issued and outstanding.














                            Exhibit Index at page 17

                                      INDEX



                                                                     Page Number

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

        Consolidated Balance Sheets.....................................1
        Consolidated Statements of Operations...........................2 - 3
        Consolidated Statements of Cash Flows...........................4

        Notes to Unaudited Consolidated Financial Statements............5 - 10

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................10 - 17


Part II. OTHER INFORMATION

Item 1.  Legal Proceedings..............................................18

Item 6.  Exhibits and Reports on Form 8-K...............................19 - 20

         Signature......................................................20

     1
--------------------------------------------------------------------------------
ARC Capital

Consolidated Balance Sheets
--------------------------------------------------------------------------------


                                                                                 September 30,        December 31,
                                                                                     1996                 1995
                                                       ASSETS                     (unaudited)           (audited)

Current assets:
     Cash and cash equivalents                                                  $   1,467,000      $   4,171,000
     Accounts receivable, net                                                       3,548,000          1,904,000
     Inventories                                                                    9,265,000          3,810,000
     Prepaid expenses                                                               1,090,000            506,000
                                                                                -------------      -------------
              Total current assets                                                 15,370,000         10,391,000
Property, plant and equipment, net                                                  6,804,000          4,693,000
Goodwill and other assets, net                                                      7,846,000          2,544,000
                                                                                -------------      -------------

                                                                                $  30,020,000      $  17,628,000
                                                                                =============      =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY



Current liabilities:
     Accounts payable                                                           $   2,999,000      $     769,000
     Accrued liabilities                                                            1,589,000            845,000
     Short-term borrowings                                                            974,000                 --
     Customer deposits                                                              2,500,000          1,083,000
     Accrued payroll                                                                  760,000            374,000
     Warranty reserve                                                                 470,000            408,000
     Current portion of notes payable                                               2,352,000             22,000
                                                                                -------------      -------------

              Total current liabilities                                            11,644,000          3,501,000
                                                                                -------------      -------------
Long-term liabilities:
     Notes payable, less current portion                                           15,078,000          4,875,000
                                                                                -------------      -------------
Shareholders' equity:
     Common stock:
         ClassA - no par value:  60,000,000  shares  authorized;  10,779,000 and
              8,718,000 shares issued and outstanding at September 30, 1996, and
              December 31, 1995,
              respectively                                                         24,988,000         22,966,000
         Class B - no par value:  3,000,000 shares authorized, 110,000 and 705,000 shares issued and outstanding at
              September  30, 1996, and December 31, 1995, respectively                 71,000            458,000
         Class E - no par value: 3,000,000 shares authorized, 0 and
              497,000 shares issued and outstanding at September 30, 1996,
              and December 31, 1995, respectively                                          --            326,000
     Common stock warrants                                                          2,403,000          3,112,000
     Additional paid in capital                                                     2,797,000          1,500,000
     Accumulated deficit                                                          (26,994,000)       (19,110,000)
     Cumulative translation adjustment                                                 33,000                 --
                                                                                -------------      -------------

              Total shareholders' equity                                            3,298,000          9,252,000
                                                                                -------------      -------------

                                                                                $  30,020,000      $  17,628,000
                                                                                =============      =============

























     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                                    Three Months Ended September 30,
                                                                                           1996           1995

                                                                                               (unaudited)


Net sales                                                                         $     10,097,000 $      6,548,000
Cost of sales                                                                            5,003,000        3,662,000
                                                                                      ------------     ------------

Gross profit                                                                             5,094,000        2,886,000
                                                                                      ------------     ------------

Operating expenses:
     Selling and marketing                                                               1,539,000        1,088,000
     Research and development                                                              988,000          583,000
     General and administrative                                                          1,093,000          422,000
     Goodwill amortization                                                                 180,000           93,000
                                                                                      ------------     ------------

                                                                                         3,800,000        2,186,000

Income from continuing operations before other income and expense                        1,294,000          700,000

Other income and expense:
     Investment and other income                                                            35,000           61,000
     Interest expense                                                                     (344,000)        (144,000)
                                                                                      -------------    ------------

Income from continuing operations before income taxes                                      985,000          617,000

Provision for income taxes                                                                      --               --
                                                                                      ------------     ------------

Income from continuing operations                                                          985,000          617,000

(Loss) from discontinued operations                                                             --          (53,000)
                                                                                      ------------     ------------

Net income                                                                            $    985,000     $    564,000
                                                                                      ============     ============

Earnings (loss) per common and common equivalent share (Note 5):
     Continuing operations                                                            $       0.07     $       0.07
     Discontinued operations                                                                    --            (0.01)
                                                                                      ------------     ------------

         Total                                                                        $       0.07     $       0.06
                                                                                      ============     ============




















     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Operations
--------------------------------------------------------------------------------


                                                                                     Nine Months Ended September 30,
                                                                                           1996           1995

                                                                                               (unaudited)


Net sales                                                                         $     20,129,000 $     14,252,000
Cost of sales                                                                           10,958,000        8,505,000
                                                                                      ------------     ------------

Gross profit                                                                             9,171,000        5,747,000
                                                                                      ------------     ------------

Operating expenses:
     Selling and marketing                                                               3,230,000        2,342,000
     Research and development                                                            2,931,000        1,367,000
     General and administrative                                                          3,157,000        1,393,000
     Goodwill amortization                                                                 374,000          278,000
     Charge for acquired in-process technology                                           6,088,000               --
     Charge for royalty expense                                                            647,000               --
                                                                                      ------------     ------------

                                                                                        16,427,000        5,380,000

(Loss) income from continuing operations before other income and expense                (7,256,000)         367,000

Other income and expense:
     Gain on rescission of stock compensation                                                   --          732,000
     Investment and other income                                                           139,000          156,000
     Interest expense                                                                     (768,000)        (340,000)
                                                                                      -------------    ------------

(Loss) income from continuing operations before income taxes                            (7,885,000)         915,000

Provision for income taxes                                                                      --               --
                                                                                      ------------     ------------

(Loss) income from continuing operations                                                (7,885,000)         915,000

(Loss) from discontinued operations                                                             --          (22,000)
                                                                                      ------------     ------------

Net (loss) income                                                                     $ (7,885,000)    $    893,000
                                                                                      =============    ============

Earnings (loss) per common and common equivalent share (Note 5):
     Continuing operations                                                            $      (0.72)    $      0.09
     Discontinued operations                                                                    --            0.00
                                                                                      ------------     -----------

         Total                                                                        $      (0.72)    $      0.09
                                                                                      =============    ===========




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------


                                                                                     Nine Months Ended September 30,
                                                                                           1996           1995


                                                                                               (unaudited)


Cash flows from operating activities:
   Net (loss) income                                                                 $ (7,885,000)   $     893,000
   Loss from discontinued operations                                                           --           22,000
                                                                                     ------------    -------------

     (Loss) income from continuing operations                                          (7,885,000)         915,000
        Adjustments to reconcile net income (loss) to net cash used in operating activities:
           Cash outflows related to discontinued operations                                    --         (681,000)
           Charge for in-process technology                                             6,088,000               --
           Charge for royalty expense                                                     247,000               --
           Depreciation and amortization                                                  825,000          622,000
           Gain on rescission of stock compensation                                            --         (732,000)
           Changes in  assets  and  liabilities  (net of  amounts  purchased  in acquisition):
               Accounts receivable                                                       (725,000)        (548,000)
               Inventories                                                             (1,660,000)         291,000
               Prepaid expenses and other assets                                         (548,000)        (140,000)
               Accounts payable, accrued liabilities, customer deposits
                 accrued payroll, and warranty reserve                                  1,940,000        1,254,000

                  Net cash provided by (used in) operating activities                  (1,718,000)         981,000
                                                                                     ------------    -------------
Cash (used in) provided by investing activities:
   Acquisition of Pulsarr/Ventek                                                       (5,797,000)              --
   Purchases of property and equipment                                                 (1,515,000)        (315,000)
   Repayments of notes receivable                                                              --          187,000
                                                                                     ------------    -------------

                   Net cash (used in) investing activities                             (7,312,000)        (128,000)
                                                                                     -------------   --------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                                                4,690,000        2,143,000
   Proceeds from common stock issuances                                                 1,971,000               --
   Proceeds from exercise of stock options                                                 65,000           50,000
   Debt issuance costs                                                                   (400,000)              --
                                                                                     ------------    -------------


                   Net cash provided by financing activities                            6,326,000        2,193,000
                                                                                     ------------    -------------

Net (decrease) increase in cash                                                        (2,704,000)       3,046,000

Cash and cash equivalents, beginning of the period                                      4,171,000          790,000
                                                                                     ------------    -------------

Cash and cash equivalents, end of the period                                         $  1,467,000    $   3,836,000
                                                                                     ============    =============












     See Accompanying Notes to Unaudited Consolidated Financial Statements.

                          ARC CAPITAL AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   Principles Of Consolidation
     In the opinion of the management of ARC Capital (the "Company" or "ARC"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1995), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1996, and December 31, 1995, the results of operations and cash flows for the three and nine month periods ended September 30, 1996 and 1995. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc. ("ALS-Oregon"), SRC VISION, Inc. ("SRC"), Pulsarr Holding BV ("Pulsarr") from its March 1, 1996, acquisition date, and Ventek, Inc. ("Ventek") from its July 24, 1996, acquisition date. See Note 8 regarding the sale of ALS-Oregon in October 1995.

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

2.   Nature Of Operations
     The Company's ALS-Oregon subsidiary, which designed, developed, manufactured and marketed laser diode devices, incorporating its visible laser module, and "no-light" products based on technology for illumination with infrared laser systems, was sold in October 1995 (see Note 8).

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

     On March 1, 1996, the Company acquired all of the issued and outstanding stock of Netherlands-based Pulsarr for approximately $7.8 million in cash and notes and other securities. Pulsarr is a manufacturer and seller of computer aided vision sorting and defect removal equipment similar to that produced by SRC (see Note 6).

     In July 1996, the Company acquired the business and certain assets, subject to certain liabilities, of Ventek for approximately $5.1 million in notes and other securities. Ventek manufacturers and markets computer-aided vision defect detection systems used in the wood veneer industry (see Note
     6).

3.   Financing
     In April 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note is 10.25% and is payable semi-annually. The note is secured by the issued and outstanding capital stock of SRC. The note is convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company paid a finders fee of $160,000 and issued 300,000 warrants to purchase
     Class A Common Stock at $1.875 per share. In October 1996, $645,000 principal amount of the note was converted by the debtholders into 344,000 shares of Class A Common Stock. The remaining principal amount is due in April 1997.

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

     Schedule of Outstanding Stock, Warrants, Units and Potential Dilution: The following table summarizes, as of September 30, 1996, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants, UPO Units and convertible debt, and proforma proceeds from the exercise of warrants and UPO Units.


                                                                                                      Proforma
                                   Number or Principal                Class A Common                  Proceeds
                                   Amount Outstanding    Conversion     Stock After     Conversion     or Debt
          Security                at September 30, 1996    Factor       Conversion         Price      Reduction
          -----------------------------------------------------------------------------------------------------

         Common Stock:
          Class A                       10,779,190                      10,779,190
          Class B                          110,168                         110,168
                                                                     -------------

         Total currently outstanding 10,889,358 Warrants (expiration date):

          A (3/9/98)                     2,941,963           1.4         4,118,748       $  2.84   $    11,697,000
          B (3/9/98)                     4,354,863 (A)       1.4         6,096,808          4.17        25,424,000
          C (3/9/98)                       846,250           1.4         1,184,750          2.21         2,618,000
          D (6/30/98-7/31/98)              275,000            1            275,000          2.75           756,000
          F (4/12/98)                      300,000            1            300,000          1.88           564,000
          G (2/28/99)                      240,000            1            240,000          2.00           480,000
          H (4/16/01)                      340,000            1            340,000          2.13           724,000
          I (7/23/01)                    1,000,000 (B)        1          1,000,000          2.25         2,250,000
          J (9/30/99)                      300,000            1            300,000          2.03           608,000
          Gerinda (8/97)                   300,000            1            300,000          5.00         1,500,000
          Laidlaw (4/1/97)                 135,000            1            135,000          2.25           304,000
                                                                     -------------                 ---------------

                                                                        14,290,306                      46,925,000
                                                                     -------------                 ---------------

         Unit Purchase Options:            188,400                                          6.38         1,187,000
          Class A Common                   376,800            1            376,800
          A Warrants                       376,800           1.4           527,520          2.84         1,498,000
          B Warrants                       565,200           1.4           791,280          4.17         3,300,000
                                                                     -------------                 ---------------

                                                                         1,695,600                       5,985,000
                                                                     -------------                 ---------------
         Convertible Debt (due date):
          10.25% Notes (4/13/97)       $ 2,160,000                       1,152,000          1.88         2,160,000
          6.75% Notes (4/16/01)          3,400,000                       1,600,000          2.13         3,400,000
          6.75% Ventek Note (7/23/99)    2,250,000                       1,000,000          2.25         2,250,000
          6% Note (2/28/01)                980,000                         441,486          2.22           980,000
          Ventek Note (7/23/99)          1,125,000 (B)                   1,800,000                       1,125,000
                                                                     -------------                 ---------------

                                                                         5,993,486                       9,915,000
                                                                     -------------                 ---------------
        Potentially outstanding shares and proforma proceeds
          and reduction of debt                                         32,868,750                 $    62,825,000
                                                                     =============                 ===============

     (A)  Includes 1,412,900 outstanding plus 2,941,963 assuming exercise of the Class A Warrants.

     (B) The Company issued the $1,125,000 note and Class I Warrant in connection with the Ventek acquisition (see Note 6). The note is payable, (a) at the Company's option, in cash or by delivery of up to 1,800,000 shares of Class A Common Stock on the third anniversary date of the note; or (b) solely in cash in the event ARC Common Stock is delisted from the Nasdaq Stock Market. The Warrant vests 25% in each of the next four years if sales and earnings objectives are achieved.

     The proforma amounts above are for illustrative purposes only. Unless the market price of ARC's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants or unit purchase options will be exercised or that the debt will be converted.

     In addition, on September 30, 1996, ARC had outstanding options to purchase 3,206,000 shares of Class A Common Stock, 2,844,000 of which are under its stock option plans.

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

5.   Earnings (Loss) Per Common and Common Equivalent Share
     Earnings (loss) per common and common equivalent share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the shares relating to a note and stock appreciation right agreement, options and warrants.

     As ARC Capital has outstanding options and warrants which, in the aggregate, exceed 20% of the common stock currently outstanding (see Note
     4), ARC is required to follow the provisions of Accounting Principles Board
     (APB) Opinion No. 15, paragraph 38, in calculating earnings per share, if dilutive. APB 15, paragraph 38, assumes the aggregate exercise of all options and warrants. The assumed exercise of all of ARC's options and warrants would result in aggregate proceeds of approximately $59,187,000 and $68,801,000 as of September 30, 1996 and 1995, respectively. These proceeds are then assumed to be used in the following order:

        a) Repurchase up to 20% of the number of ARC common shares currently outstanding. This would result in the repurchase of 2,178,000 and 1,872,000 shares for the quarters ended September 30, 1996 and 1995, respectively.

        b) Reduce all short-term and long-term borrowings. This would result in the reduction of interest expense of $318,000 and $144,000 for the quarters ended September 30, 1996 and 1995, respectively.

        c) Invest the remaining proceeds in US government securities or commercial paper. This would result in investment income of $593,000 and $895,000 for the quarters ended September 30, 1996 and 1995, respectively, at an assumed interest rate of six percent.

     The computation of primary earnings per common and common equivalent share for the three months ended September 30, 1996 and 1995 is as follows:

                                                                    1996                  1995
                                                                    --------------------------

     Net income as reported                                   $     985,000         $     564,000
     Reduction in interest expense accreted to a non-
         interest bearing note and stock  appreciation
         rights agreement payable by the issuance of up
         to 1,800,000 shares of Class A Common Stock or,
         at ARC's option, in cash in three years                     26,000                    --
     Reduction in interest expense as the result of the
         assumed retirement of all short-term and long-term
         borrowing                                                  318,000               144,000
     Increase in interest income as the result of the
         investment of excess cash generated from the
         assumed exercise of all options and warrants               593,000               895,000
                                                              -------------         -------------

     Net income                                               $   1,922,000         $   1,603,000
                                                              =============         =============

     Earnings per share                                       $        0.07         $        0.06
                                                              =============         =============




                                                                Three Months Ended September 30,
                                                                    1996                  1995
                                                                    --------------------------

         Weighted average shares outstanding:
              Common stock                                       10,887,000             9,362,000
              Shares relating to a note and stock appreciation
                 rights agreement, issued on July 24, 1996        1,330,000                    --
              Assumed aggregate exercise of all stock
                 options and warrants                            19,191,000            20,043,000
              Assumed repurchase of common shares, limited
                 to 20% of currently outstanding common
                 shares                                          (2,178,000)           (1,872,000)
                                                              -------------         -------------

         Shares used in calculations                             29,230,000            27,533,000
                                                              =============         =============

     The computation of primary earnings per common and common equivalent share for the nine months ended September 30, 1996 and 1995, as required by APB Opinion No. 15, paragraph 38, was not dilutive and therefore, net income
     (loss), as reported, and the weighted average shares outstanding of 10,997,000 and 9,468,000, respectively, were used in calculating earnings per share.

     Fully diluted and primary earnings (loss) per share are the same amounts for each period presented.

6.   Acquisitions Of Pulsarr and Ventek
     On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for approximately $7.8 million in cash and notes payable. The acquisition is accounted for under the purchase method of accounting. The $7.8 million purchase price was allocated based on the fair values of the identifiable assets of Pulsarr as follows: $1.3 million represents the net assets of Pulsarr, $6.1 million represents acquired in-process technology which was subsequently charged to operations in the quarter ending March 31, 1996, and the remainder of $0.4 million represents goodwill to be amortized over 15 years. Goodwill amortization for the three and nine month periods ended September 30, 1996, was $6,000 and $15,000 respectively.

     On July 24, 1996, the Company acquired certain assets and the business of Ventek, subject to certain liabilities. Ventek manufactures and markets computer-aided vision defect detection systems used in the wood veneer industry. The purchase price was approximately $5.1 million in notes and other securities: (i) a 6.75% $1,000,000 note due in three years; (ii) a 6.75% $2,250,000 note due in three years convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash in three years, or
     (b) solely in cash in the event ARC Common Stock is delisted from the Nasdaq Stock Market. The Company also issued a warrant to purchase 1,000,000 shares of Class A Common Stock which vests over a four year period subject to Ventek meeting specified sales and earnings goals. The $5.1 million purchase price was allocated based on the fair values of the identifiable assets of Ventek as follows: $0.2 million represents the net assets of Ventek, and the remainder of $4.9 million represents goodwill to be amortized over 15 years. Goodwill amortization for the three months ended September 30, 1996, was $81,000.

     The consolidated results of operations for the three and nine month periods ended September 30, 1996, include Pulsarr's and Ventek's results of operations beginning on March 1, 1996, and July 24, 1996, respectively.

     The proforma condensed combined statements of operations, shown below as supplemental information, assumes the acquisitions of Pulsarr and Ventek occurred as of the beginning of the three and nine month periods. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the acquisitions occurred as of the beginning of the three and nine month periods presented. Proforma condensed combined statements of operations for the three and nine month periods are as follows:



                                           Three months ended September 30,    Nine months ended September 30,
                                                  1996             1995             1996             1995
                                                 Actual          Proforma         Proforma         Proforma

             Sales                          $   10,097,000   $  10,396,000      $  25,136,000   $  26,180,000
             Cost of sales                       5,003,000       5,371,000         12,322,000      13,319,000
                                            --------------   -------------      -------------   -------------

             Gross profit                   $    5,094,000   $   5,025,000      $  12,814,000   $  12,861,000
                                            ==============   =============      =============   =============

             Net income (loss)              $      985,000   $     812,000      $     336,000   $   1,949,000
                                            ==============   =============      =============   =============

             Earnings (loss) per share      $        0.07    $        0.06      $       0.03    $        0.15
                                            =============    =============      ============    =============

     The $6.1 million charge for in-process technologies is excluded from the above proforma statement of operations.

7.   Inventories
     Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method.

                                                             September 30,       December 31,
                                                                 1996                1995


           Raw materials                                     $   2,880,000      $   1,242,000
           Work-in-process                                       3,503,000            889,000
           Finished goods                                        2,882,000          1,679,000
                                                             -------------      -------------

                                                             $   9,265,000      $   3,810,000
                                                             =============      =============

     The increase is due principally to the addition of Pulsarr and Ventek in the current year.

8.   Discontinued Operation
     In October 1995, the Company sold the laser diode operations of its ALS-Oregon subsidiary to Coherent, Inc. for approximately $1,052,000 in cash, which represented the net book value of the operation. Operating results for this discontinued business have been excluded from the Consolidated Statements of Operations to present separately the results of continuing operations. The results of ALS-Oregon for the three and nine month periods ended September 30, 1995, are summarized as follows:


                                                            3 Months Ended       9 Months Ended
                                                          September 30, 1995   September 30, 1995

         Net sales                                           $     640,000        $   2,279,000
                                                             =============        =============

         (Loss) from operations of discontinued business     $     (53,000)       $    (22,000)
                                                             =============        ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     In October 1995, the Company sold its laser diode operation for cash in an amount equal to the book value of net assets and liabilities sold. The operations of ALS-Oregon have been classified as a discontinued business. On March 1, 1996, the Company acquired Pulsarr. On July 24, 1996, the
     Company acquired Ventek. The discussion below pertains to the ongoing operations of ARC for the three and nine months ended September 30, 1996, namely SRC, Pulsarr, Ventek and the holding company, with Pulsarr and Ventek included from their respective acquisition dates.

     The Company's backlog at September 30, 1996, was $13,598,000, an increase of 142% when compared to the $5,626,000 backlog as of September 30, 1995. The 1996 backlog is expected to be shipped within nine months.

Results of Operations - Comparison between three months ended September 30, 1996, and September 30, 1995

     Sales for the three months ended September 30, 1996 ("Q3 1996") were $10,097,000, up 54% when compared to sales for the three months ended September 30, 1995 ("Q3 1995") of $6,548,000. The increase is due to the inclusion of $4,790,000 of Pulsarr's and Ventek's sales, offset by lower sales at SRC of $1,241,000.

     Cost of sales was 50% of sales in Q3 1996 and 56% in Q3 1995.

     Gross profit increased by 37% to $5,094,000 in Q3 1996 when compared to $2,886,000 of gross profit in Q3 1995. In Q3 1996, gross profit was 50% as compared to 44% in Q3 1995. The increase in gross profit as a percentage of sales is primarily related to the higher margin Ventek products included in Q3 1996, as well as an increase at SRC due to higher margin non-food industry systems.

     Selling and marketing expense increased 42% in Q3 1996 from Q3 1995 to $1,539,000 amounting to 15% of sales in Q3 1996. Similar expenses in Q3 1995 were $1,088,000, or 17% of sales. The increase is due principally to the addition of Pulsarr and Ventek in Q3 1996.

     Research and development expenses were $988,000 and $583,000 in Q3 1996 and Q3 1995, or 10% and 9% of sales, respectively. The larger research and development level in Q3 1996 was due principally to $302,000 of Pulsarr and Ventek expenses, the continuing development of SRC's Advanced Vision Processor and projects in non-food industry sorting applications.

     General and administrative expenses increased $671,000 to $1,093,000 in Q3 1996 from $422,000 in Q3 1995. The increase in general and administrative expenses is due principally to the addition of Pulsarr and Ventek.

     The increase in Goodwill amortization is due to the acquisitions of Pulsarr and Ventek.

     The decrease in investment and other income is the result of lower cash balances available for investment.

     The increase in interest expense is the result of the increase in debt outstanding relating to the acquisitions of Pulsarr and Ventek.

     Net income for Q3 1996 was $985,000 as compared to net income of $564,000 in Q3 1995, primarily as the result of inclusion of Ventek's operations from the date of acquisition.

Results of Operations - Comparison between nine months ended September 30, 1996, and September 30, 1995

     Sales for the nine months ended September 30, 1996 ("the "1996 Period") were $20,129,000, up 41% when compared to sales for the nine months ended September 30, 1995 (the "1995 Period") of $14,252,000. The increase is due to the inclusion of $8,073,000 of Pulsarr's and Ventek's sales, offset by lower sales at SRC of $2,196,000.

     Cost of  sales  was 54% of sales  in the  1996  Period  and 60% in the 1995
     Period.

     Gross profit increased by 29% to $9,171,000 in the 1996 Period when compared to $5,747,000 of gross profit in the 1995 Period. In the 1996 Period, gross profit was 46%, as compared to 40% in the 1995 Period. The increase in gross profit as a percentage of sales is primarily related to the higher margin Ventek products included in Q3 1996, as well as a change in product mix at SRC to higher margin non-food industry systems.

     Selling and marketing expense increased 38% in the 1996 Period to $3,230,000 when compared to the 1995 Period due principally to the addition of Pulsarr and Ventek. Selling and marketing expenses amounted to 16% of sales. Similar expenses in the 1995 Period were $2,342,000 or 16% of sales.

     Research and development expenses were $2,931,000 and $1,367,000 in the 1996 Period and the 1995 Period, or 15% and 10% of sales, respectively. The larger research and development level in the 1996 Period was due principally to the continuing development of SRC's Advanced Vision Processor and projects in non-food industry sorting applications and $585,000 for Pulsarr and Ventek.

     General and administrative expenses increased $1,764,000 to $3,157,000 in the 1996 Period from $1,393,000 in the 1995 Period. The increase in general and administrative expenses is due to the addition of Pulsarr and Ventek as well as an increase in personnel costs and legal fees at SRC and ARC.

     The increase in Goodwill amortization is due to the acquisitions of Pulsarr and Ventek.

     As discussed in the Notes to the Financial Statements, on March 1, 1996, the Company acquired Pulsarr for approximately $7.8 million. Approximately $6.1 million of the purchase price was allocated to in-process technology, which was subsequently charged to expense during the quarter ended March 31, 1996. This charge is not deductible for tax purposes. The Company will need to invest in additional development related to the in-process technology in order to make these technologies commercially viable. These expenditures are expected to be paid out through 1997 and will be funded primarily from cash generated from operations.

     In Q1 1996, the Company wrote off $647,000 of deferred royalty expenses relating to certain technologies, as all royalties have been earned and the Company believes that no significant future economic life exists relating to the royalty agreement, as the result of changing technologies. See Liquidity and Capital Resources below.

     In February 1995, Liviakis Financial Communications, Inc. returned approximately 668,000 previously issued and outstanding shares of ARC Class A Common Stock pursuant to an award in arbitration in favor of the Company. A gain of $732,000 was recorded in February 1995 relating to the shares recovered.

     The increase in interest expense is due to the increase in debt outstanding relating to the acquisitions of Pulsarr and Ventek.

     The net loss for the 1996 Period was $7,885,000 as compared to net income of $893,000 in the 1995 Period. The variation is due primarily to the nonrecurring charges for in-process technology and royalty expense, the increased level of research and development expenses, and the nonrecurring gain in the 1995 Period relating to the shares of ARC Common Stock returned pursuant to an arbitration award.


Liquidity and Capital Resources

     In March 1996, in conjunction with the acquisition of Pulsarr, the Company received $2,000,000 from the sale of 1,400,000 shares of Class A Common Stock pursuant to a private placement. In April 1996, the Company received $3,000,000 representing the net proceeds of a private placement of a convertible debt. In October 1995, the Company received approximately $1,052,000 from the sale of its laser diode operations. In April 1995, the Company received $2,000,000 representing the net proceeds from a private placement of convertible debt. The cash generated from these transactions was used to finance the acquisition of Pulsarr and to provide funds for working capital purposes.

     The Company's principal sources of operating capital have been funds from the above transactions, its overseas Regulation S offerings in September and October 1993 and in 1994 and its initial public offering in March 1992. As of September 30, 1996, the Company had $3,726,000 in working capital.

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

     The Company intends to continue to market its vision systems technology and products, and will evaluate selected acquisition opportunities. Additional investments will be required for capital equipment, marketing and R & D for the Company to remain competitive. For example, funds must be expended to complete development of the Company's Advanced Vision Processor ("AVP") to enhance the Company's ability to effectively compete in certain markets with Key Technology Inc.'s (the Company's principal competitor) 1995 product introduction. Furthermore, if the Company consummates additional technology intensive acquisitions, additional equipment and R & D investments may be necessary, perhaps to a greater extent than for the Company's existing operations.

     The Company's ALS-Oregon operation, ARC's only business prior to the February 1994 acquisition of SRC, had suffered losses since inception. The operations of ALS-Oregon were sold in October 1995. In 1995, SRC generated operating profits (before allocation of corporate overhead expenses). Even though SRC reached operating profitability in four of the last six quarters and had a history of profitable operations prior to its acquisition by ARC, there can be no assurance that long term profitability will be realized. Pulsarr has operated profitably since 1990. Ventek has operated profitably since 1992. The Company operates in a highly competitive environment, and delays and difficulties relating to technological changes and turnaround situations often occur, any of which would materially and adversely affect the Company's cash flow. Furthermore, operational and marketing difficulties may occur relating to the integration of the recently completed acquisitions of Pulsarr and Ventek.

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

     Prior to 1995, the Company had a history of negative operating cash flow. The Company believes it will operate at a negative cash flow for at least the next several months and during certain periods in the future due to payment of notes issued in connection with prior financings, working capital requirements, the need to fund certain development projects, cash required to enter new market areas, and possible cash needed to fully integrate Pulsarr's and Ventek's operations. To fulfill its operational goals and to repay approximately $1.5 million in debt due in April 1997, the Company will require approximately $1.5 million of additional financing. Other than this financing need, management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

     In connection with the acquisition of Pulsarr, the Company wrote off approximately $6.1 million of acquired in-process technology in the first quarter of 1996. This non-recurring charge contributed to substantial reported losses in that quarter and the nine months ended September 30, 1996, even though sales for such periods, including Pulsarr and Ventek from their respective acquisition dates, increased from the same periods in the prior year.

     The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) notes issued in connection with the acquisition of Ventek, (iv) a substantial loss in the first nine months of 1996, and (v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing. Cautionary Statements and Risk Factors The Company may, from time to time, make forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

     History of Losses; Negative Cash Flow: Prior to 1995, the Company had a history of losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, such as the AVP, (ii) cash required to enter new market areas, (iii) interest costs associated with recent financings, (iv) cash required for the repayment of debt, especially $1.5 million due in April 1997, and (v) possible cash needed to fully integrate Pulsarr's and Ventek's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

     Although the Company achieved profitability in 1995, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 will result in a significant loss for the 1996 year.

     Need for Additional Financing: The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) a substantial loss in the first nine months of 1996, (iv) debt incurred for the acquisition of Ventek, and (v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

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

    10.9          $1,000,000 Note dated July 24, 1996, between ARC and Ventek. (4)

    10.10         $2.250,000 Convertible Note dated July 24, 1996, between ARC and Ventek. (4)

    10.11         $1,125,000 Note dated July 24, 1996, between ARC and Ventek. (4)

    10.12         Stock Appreciation Rights Agreement dated July 24, 1996, between ARC and Ventek. (4)

    10.13         Class I Warrant agreement dated July 24, 1996, between ARC and Ventek. (4)

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

                  On October 7, 1996, a Form 8-K-A was filed regarding the acquisition of Ventek to include audited financial statements of the business acquired and related pro forma financial information.











                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

          November 14, 1996                          /s/  Alan R. Steel
     -------------------------------          --------------------------------
                                                          Alan R. Steel
                                                    Vice President - Finance
                                                 (Principal Financial and duly
                                                       Authorized Officer)