Form 10-K
period 1996-12-31
ARC CAPITAL
filed 1997-04-01
CIK 795445

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                     --------------------------------------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1996

                           Commission File No. 0-20097

                                   ARC Capital
             (Exact name of registrant as specified in its charter)

                 California                         33-0256103
       (State or other jurisdiction of           (I.R.S. Employer
        incorporation or organization)          Identification No.)

             2067 Commerce Drive
               Medford, Oregon                        97504
     (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  (541) 776-7700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

                                   Class A Common Stock, no par value
                                   Class A Warrants
                                   Class B Warrants
                                   Units, each Unit consisting of two shares of
                                    Class A Common Stock, two Class A Warrants, and one Class B Warrant.

                     --------------------------------------


     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

     The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1997, was approximately $17,261,000. (All officers and directors of the registrant are considered affiliates; Class B Common Stock is assumed to be equal in value to Class A Common Stock.)

     On March 10, 1997, the registrant had 13,289,857 shares of Class A Common Stock and 101,835 shares of Class B Common Stock, all no par value, issued and outstanding.

                          See Page 39 for Exhibit Index

                                     PART I


--------------------------------------------------------------------------------

ITEM 1.  BUSINESS

--------------------------------------------------------------------------------


HISTORY
=======

     From inception in 1987 until early 1990, ARC Capital's ("ARC" or the "Company") predecessor company, Applied Laser Systems ("ALS") was principally engaged in research and development and organizational activities and its revenues were insignificant. Beginning in early 1990, ALS engaged in the business of designing, developing, manufacturing and marketing laser diode devices incorporating its Visible Laser Module ("VLM (TM)"), a device which generates a directed bright red spot of light for pointing out details on presentation boards, movie and television screens, slides or other surfaces from up to 300 feet away, and laser aimers, devices which can be mounted on pistols, rifles and other weapons to enhance shooting accuracy by directing a bright red spot of light onto a target.

     In March 1992, ALS completed its initial public offering, the proceeds of which were used to repay bridge financing and other loans, and for working capital.

     In the latter part of 1993, ALS conceived of a new business strategy whereby ALS would restructure its organizational and capital structure to become the parent company of various operating subsidiaries (i.e., the platform company concept). ALS began implementing this platform company concept by transferring its operating assets (except cash), consisting of its laser business, and all of its liabilities to Applied Laser Systems, Inc., its newly-formed Oregon subsidiary (ALSO), effective as of December 31, 1993. In February 1994, ALS acquired all of the issued and outstanding capital stock of Simco/Ramic Corporation, now SRC Vision, Inc. ("SRC") for $8.1 million in cash. During late 1993 and 1994, ALS entered a number of other proposed acquisition transactions. By September 1994, ALS terminated these acquisition transactions resulting in significant losses in 1994 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations"). Following these terminations, the Company restructured to concentrate on its SRC-based vision systems business. In October 1995, ALS sold the ALSO operation for cash and changed its name to ARC Capital. In March 1996, the Company acquired Netherlands-based Pulsarr Holding b.v. ("Pulsarr"), and, in July 1996, the Company acquired the assets and operations of Ventek, Inc. ("Ventek"), both of which are also engaged in designing and marketing automated vision systems. Following its acquisition, Ventek, Inc. was subsequently renamed Veneer Technology, Inc. ("Veneer"). The current operating subsidiaries of ARC are SRC, Pulsarr and Ventek. ARC continues to operate as the parent company, coordinating public relations, managerial, financial and accounting functions, as well as developing and implementing its growth strategy.


BUSINESS
========

The Company
===========

     The Company designs, develops, manufactures and markets machine vision systems that process images not discernible to the human eye. These systems combine technologies in four key areas (lighting, cameras, processors and software) to improve quality, enhance yield, reduce production costs and increase throughput in a variety of markets and applications where human vision is inadequate due to fatigue, visual acuity or speed. Where needed, ARC employs highly specialized mechanical technologies to help customers integrate machine vision systems into their production processes. The Company's products currently serve two principal markets, the processing industry and the wood panel production industry. Applications include quality control in the processing of food, pulp wood, tobacco, and plastics for recycling, and quality control and automated process control in wood panel production.

     Since its founding in 1964, SRC has evolved from a single-product company (an optical device to measure length and diameter of freshly cut logs) serving the timber industry, into a provider of machine vision systems for a number of processing industries. In 1984, SRC released its first machine vision product, a fully automated defect removal system for the french fry processing industry, designed to improve productivity and quality. The system utilized proprietary material conveying systems, light sources, linear array CCD cameras, image processing software, and standard bus based electronics to detect defective french fries and efficiently remove them from a rapidly moving product stream. SRC built upon its experience in potato processing to develop machine vision systems for other food processing customers. These new systems increasingly possessed more sophisticated capabilities, such as fully automated sorting and continuous high volume product analysis.

     From 1984 through the present, SRC, Pulsarr and Ventek have continued to advance and refine their core technologies to increase the speed and improve the accuracy of its machine vision products. Over 22 patents have resulted from these ongoing efforts. Early SRC systems for the food processing industry benefited from state-of-the-art microprocessors which have been replaced with more powerful microprocessors as they became available over time. When full color recognition systems were first introduced in 1987, SRC responded to the need for color signal processing by developing a three-color image processing system. SRC then invented a high resolution "RGB" (red green blue) or "true color" camera because commercially available cameras lacked the ability to detect the precise color of objects being viewed. The true color camera significantly increased the accuracy of SRC's color processing machine vision systems. SRC used the experience it gained developing the true color camera to develop a high resolution panchromatic camera, so that customers who require only black and white image processing can achieve the same level of precision made possible by SRC's true color camera.

     SRC has further increased the visual discrimination capabilities of its machine vision systems with lighting, spectral analysis and mechanical technologies. Since 1989, SRC has developed specialty lamps that take advantage of the different reflective properties of items being processed on a single conveyer. SRC began adding to its spectral characterization capability in 1992. During this period, SRC developed several mechanical technologies, including high-speed ejection modules, high-speed material handling, air-assist stabilization and high-speed video motion analysis to facilitate processing on a high speed conveyer. SRC continued to make significant technological advances until 1993 when previous management reduced expenditure on research and development resulting in a technology gap.

     Following the acquisition of SRC in 1994, the Company embarked upon a plan to revitalize its growth potential through significantly increased research and development efforts and a reassessment of marketing goals. At the same time, the Company established a new management team dedicated to identifying untapped markets for machine vision systems. New management targeted marketing efforts at niche markets in non-food processing industries such as plastics for recycling, pulp wood and tobacco, which have resulted in higher average per unit sales prices.

     The addition of Pulsarr in March 1996 greatly expanded the Company's market presence outside North America, especially in the food processing industry.

     The addition of Ventek in July 1996 gave the Company its first machine vision system application in the wood panel production industry. Ventek was founded in 1991 by three engineers who were an integral part of the design and development of the "Infrascan" scanner. In the early 1970's, the Infrascan became the industry standard for detecting defects in wood veneer and it remained the standard until 1994, when Ventek introduced its "New Vision" system. Ventek's experience in wood panel production complements the Company's lighting, camera, processing and software capabilities. The Company believes that an enhanced level of precision will be achieved by incorporating SRC's high speed line-scan camera into Ventek's veneer scanning systems, thereby increasing their ability to separate the product into various grades, as well as to detect and remove defects. This improved grading capability is expected to increase the yield of high margin grades by correctly identifying them and minimizing waste, enabling customers to increase margins on the product produced from any given amount of raw inputs.


Industry Background
===================

     Machine Vision:
     ---------------
     Like human vision, machine vision requires sensing elements and image processors. The camera and lighting components of machine vision systems are capable of sensing images beyond the region of the electromagnetic energy spectrum called "visible light." Machine vision systems working outside the visible light range can often provide significantly enhanced discrimination capabilities beyond that detectable to the human eye. For example, in plastics recycling, this capability allows machine vision systems to discriminate between two different types of plastics, PVC and PET, both of which are the same color. Under the right kind of non-visible light, the different reflective properties of these two plastics make them easily distinguishable to a high speed camera. In addition, machine vision systems are capable of clearly viewing and reacting to objects moving at speeds of up to 1,200 feet per minute. The processor and software components of machine vision systems are capable of rapidly processing and analyzing signals with a high level of uniformity. Because machine vision systems do not fatigue, they are often preferable for high speed, repetitive scanning or viewing of objects over indefinite periods of time, as required in many production processes.

     Quality Control:
     ----------------
     Processing applications typically combine a computer-based conveyor system with a machine vision system. The conveyor presents a moving stream of raw product to a high-speed inspection camera. Data gathered by the camera is processed by the computer using specially developed software with the purpose of identifying the location on the conveyor of defective items for the express purpose of rejecting such defective material. Processors of food, pulp wood, tobacco and recycled plastic products must process large quantities of raw product through different stages, including defect detection and sorting to remove defective pieces and inspect for quality. In the agricultural area, the frequency and severity of defects in the raw product is highly variable, depending upon a variety of factors affecting crops.

     Historically, defect detection, removal and quality control in the industries addressed the Company have been labor intensive and dependent upon and limited by the variability of the work force. These functions are performed by a work force that is frequently unskilled and subject to a high turnover rate. Large numbers of individual workers stand along a conveyor and visually identify and manually remove defective pieces from the stream of moving product. These manual methods cause inconsistent defect removal, as well as limited throughput that varies based upon the number and abilities of the workers. Manual methods also usually cause excessive amounts of good product to be discarded along with defective product. The industry has sought to replace these manual methods with automated systems that achieve higher yield and better quality at reduced costs.

     Automated Process Control:
     --------------------------
     Many types of manufacturing and processing require machine vision systems because of the increasing demands for speed and accuracy. In high-volume manufacturing processes, the demand for production of quality products has driven the need for 100% inspection. The identification of defects in a continuous stream of plywood veneer for wood panel production is the Company's first such application. However, while machine vision systems have been successfully used to identify and remove defects in panel production and other industries, human eyes and hands are typically still used to repair defects, grade and sort various types of products. Other companies, such as Cognex Corporation, have and are addressing this need, but must combine their pattern recognition software and computer hardware with lighting and cameras provided by other entities. The Company believes that its ability to adapt its proprietary lighting and cameras gives it an advantage over companies that must rely on outside suppliers for these key components.


ARC Solutions
=============

     The Company seeks to provide its customers with a competitive advantage by reducing high labor costs, increasing yields and throughput and improving quality control. The Company's machine vision systems are capable of automated defect detection and removal and real-time quality analysis. These machine vision systems use advanced optical inspection technology to help customers recover more of the good product (higher yield) and remove a higher percentage of defective product (quality control) than the manual sorting and defect removal methods historically used by food processors. In the wood panel production industry, increasing the number of decisions made by machine vision systems can also result in increased throughput and higher yield with fewer line workers. Machine vision systems of the type produced by ARC can add significant value in environments where raw product is highly variable by improving the uniformity of finished product.

     Machine vision technology used for inspection and control of processes (beyond defect removal) throughout manufacturing can eliminate adding value to defective products, thereby reducing the finished product scrap rate. Machine vision systems can be used for automated process control to add value and improve efficiency in highly repetitive processes, such as grading and statistical collection, that require speed, accuracy and rapid throughput. In addition, machine vision systems are capable of providing real-time feedback that could enable manufacturers to rapidly alter or modify production specifications to achieve a high level of consistent quality not previously achievable. Thus, automated process control applications present an opportunity for ARC to achieve higher margins, while achieving substantial cost savings for customers through the reduction of direct labor and improved product quality.


Strategy
========

     The Company seeks to establish itself as the technological leader and premier provider of machine vision systems in the markets it serves by adapting its core competencies in camera, lighting, processing and software to meet customer needs. The Company believes that the 1996 acquisitions of Ventek and Pulsarr, and continuous development of vision systems apart from mechanical product handling equipment can increase gross margins and enable the Company to enter new higher margin markets. Important elements of the Company's growth strategy include:

   * Leverage   Expertise   in   Lighting,  Camera,  Processing   and   Software
     Technologies: The Company believes its core competitive strength is its breadth and depth of expertise in optical, lighting, processing and software technologies. The Company and its predecessors have developed this expertise over a period of thirteen years and continue to expand its capabilities through research and development. The Company seeks to expand the applications for its technology and to capitalize on its ability to apply its technology to develop new products and product enhancements.

   * Identify and Target Key Niche Markets: The Company will seek to identify well-defined, niche markets with the potential of higher per unit profit margins. The Company believes that it will achieve higher margins where customers require the full range of its machine vision systems' capabilities in automated process control as well as in quality control. In order to gain increased acceptance and market penetration for its machine vision systems, ARC will continue to focus on forming strategic relationships with leading companies in its target markets. The Company believes this method of strategic market penetration to be very effective. The Company believes that its previous relationship with Union Carbide, and current relationships with VTT and CAE Machinery, Ltd. and others demonstrate recognition of the technical advantages of its systems.

   * Customize Technology to Meet Customer Needs: ARC designs its products to be adaptable to individual customer requirements. ARC believes that this flexibility, particularly in lighting and camera capabilities, gives it a competitive advantage in being able to respond rapidly to changing needs in existing and new markets. ARC adapts, customizes and integrates its machine vision systems to solve customers' particular problems and therefore satisfy customers' needs.

   * Expand Sales and Distribution: The Company intends to expand sales and distribution by implementing a regional sales and service office concept. The Company is currently building upon its Pulsarr-based European sales and service center. An additional office in another geographic location is planned within 18 months. These regional sales and services offices would oversee and direct the efforts of representatives for ARC. The Company plans to strategically locate these regional sales and service offices and to equip them, financing permitting, with demonstration systems to facilitate customers' testing their products on systems similar to the equipment that they would order from ARC.

   * Aggressively Pursue Use of Trial Units at Customer Sites: The Company will seek to place increased numbers of trial units at potential customers' sites. ARC's experience with trial units has been successful because a company which has a trial unit machine vision system installed in its facility will frequently decide to retain and purchase the unit. Trial units provide potential customers with the opportunity to experience a reduction in their production cost prior to making the capital commitment involved in purchasing one or more of the Company's machine vision systems.

   * Evaluate and Pursue New Vision Related Products: The Company will seek to identify technologies and capabilities that enhance its product offerings and market applications through joint ventures, acquisitions, partnerships or other business relationships.


Products
========

     ARC currently offers the following products:


        Product                   Industry                Applications
 -------------------------------------------------------------------------------
    VHS OPTISORT(TM)(1)      Food processing,        Potato Chips, French
    RX Series                Plastic recycling       Fries, Whole Potatoes,
    RU Series                                        Vegetables, Polyethyl
    POM Series                                       Teraphthalate Green/Clear

 -------------------------------------------------------------------------------
    KROMA-SORT(r)            Food processing,        Vegetables, Plastic Flake
                             Plastic

 -------------------------------------------------------------------------------
    SPECTRA-SORT(TM)         Food processing,        Potato Products, Cereals,
                             Plastic's recycling     Vegetables

 -------------------------------------------------------------------------------
    Length & Defect          Food processing         French Fry Sorter
    Analyzer(TM)

 -------------------------------------------------------------------------------
    Pulpwood Sorter          Forest industry         Wood Chip Sorter

 -------------------------------------------------------------------------------
    Tobacco Sorter II        Tobacco                 Tobacco, Dry Food Products

 -------------------------------------------------------------------------------
    "New Vision" Veneer      Plywood Veneer          Screen defects, instruct
    Scanning System                                  other machines in Defect
                                                     Removal

 -------------------------------------------------------------------------------


     ARC's machine vision systems utilize lighting, camera and software components, and housing and structural components made principally of stainless steel. They are modular in design, which provides flexibility in configuration to allow adaptability to products of many types of industries. The mechanical design of these systems is extremely sturdy and conforms to various industry regulations and standards.

     Defect Detection and Removal:
     -----------------------------
     The technology used in ARC's machine vision systems is capable of viewing, discriminating between usable versus defective pieces in periods ranging from 20 to 60 milliseconds (thousandths of a second), and removing the defect while the product is traveling at speeds of 500 to 1,200 feet per minute. Initially, the product stream is mono-layered (arranged into a single layer) by a vibrating infeed conveyor belt, and fed onto the main conveyor by a steep infeed chute. The chute accelerates the product to separate product units in the flow direction. Mono-layering and creating a sufficient space between each piece of product inspected, such as individual raisins, facilitates rapid, accurate analysis by ARC's image processing hardware and software.

     Once separated, product is moved through the system by the high speed main belt conveyor. Customers select the belt color to provide a sharp contrast with the product being sorted. Lighting is selected to maximize the difference in the images reflected by acceptable and defective pieces of product. Intense, specially conditioned fluorescent, or exotic gas discharge-produced light illuminates the product beneath ARC's high speed line-scan camera. High speed imaging in the camera module stores and compares light levels reflected by each piece of product. Levels that fall within discrimination windows selected by the operator are considered defects.

     During the scanning and analysis, the system processor monitors the conveyor belt position of each defective piece and tracks it through the short distance to the downstream end of the main conveyor. The distance between the point at which the camera detects the moving product and the point at which the jet of air expels the defective piece ranges from two to 25 inches. Just as each defective piece is leaving the main conveyor, a short jet of air is released from one or more of the finely tuned ejectors. This jet of air rapidly changes the paths of the defective pieces downward so that they miss the main outfeed chute. Accepts are unaffected, pass across the gap to be gently decelerated on the outfeed chute, and then travel on to downstream processing equipment.

     ARC's machine vision systems allow the customer to establish basic sorting criteria prior to running the system and are easily fine-tuned for day-to-day changes in product characteristics and light levels.


Markets, Customers and Applications
===================================

     To further its growth strategy, the Company is actively pursuing expansion in both its current markets and by identifying and entering into new niche markets (i.e., markets that are well defined have the potential for higher profit margins and in which there is little competition). At the same time, ARC engages in continuous modifications of its lighting, camera, processing and software technologies to adapt them for new applications. Until recently, the Company marketed its machine vision systems primarily for quality control in sorting applications. However, the Company believes that many additional applications for its machine vision systems exist in both food and non-food markets, particularly in the area of automated process control. The Company believes its ability to respond to customers' needs in niche markets by customizing, developing and integrating its core technology will allow it to penetrate these markets.

     Food:
     -----
     The Company's largest market is the food processing industry. Within food processing, the largest market segments for the Company's products have been potatoes (principally french fries), vegetables and snack foods. The Company has also penetrated fruits, cereals and confections, as well as a variety of other market segments. Customers in the food industry include J.R. Simplot, Del Monte Foods, PepsiCo, Inc. (Frito-Lay, Inc.), and Hershey Chocolate USA.

     ARC's systems are used by fruit and vegetable processors where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market segments for the Company are green beans, peas, corn, carrots, onions, raisins, and peaches. The Company's prospects for sales in the vegetable and fruit industry benefit from its proprietary color automated defect removal systems, since defect detection in most fruit and vegetable segments requires color analysis. In contrast, the potato industry has been able to achieve effective detection of good and bad product using black and white optical scanning technology.

     Snack food processors use ARC's machine vision systems in a variety of applications. Candy manufacturers scan product to remove partially wrapped pieces. Potato chip manufacturers use ARC's vision capabilities to ensure consistent color and quality.

     Tobacco:
     --------
     ARC's machine vision systems provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of raw tobacco. ARC has sold systems to leading U.S. and international tobacco companies, particularly in Japan and Indonesia. ARC believes market growth for tobacco systems shows great promise based upon the high degree of acceptance demonstrated by its customers and the significant size of the worldwide tobacco processing market. The Company has entered into an agreement with COMAS S.p.A., a manufacturer and seller of tobacco processing machinery systems worldwide, whereby COMAS will represent ARC in all areas of the world outside of North America and Japan.

     Plywood Veneer:
     ---------------
     The Company has targeted the need for detecting and eliminating defects (edge cuts, knots and dark color) from the peeled ribbon of veneer used in wood panel production for the plywood market. Since its introduction in 1994, the Company's New Vision veneer scanning system has gained wide acceptance in the North American plywood industry. The Company believes that it has placed systems in approximately 70% of U.S. softwood veneer production lines, but has not yet penetrated foreign markets to any significant extent, with only four systems sold outside the U.S.

     The New Vision veneer scanning machine vision system allows identification of open voids, wane and closed defects in a fast-moving stream of wood veneer used in plywood production just after a log is peeled. After defect identification, the New Vision instructs a clipper (manufactured by another company) to cut the veneer immediately before and after the defect. The New
Vision reduces the amount of good wood attached to the defect and ensures complete defect identification at the beginning of the plywood production process, which decreases the number of downgraded panels, increases dryer efficiency by eliminating material that ultimately becomes dry waste and reduces re-clipping of previously undetected defects. The savings provided by the New Vision system in the form of higher portions of good wood recovered create significant added value for customers. Major customers include Georgia-Pacific, International Paper and Columbia Forest Products.

     The Company believes that its market share in green veneer scanning reflects the level of confidence that customers have for the reliability and performance of its products. However, green veneer scanning, or initial inspection of the veneer represents only one point in the vertical wood panel production market. There are approximately eight other potential defect detection applications in both the green and dry (i.e., after the veneer has been dried before lay-up and lamination) veneer processing. In addition, the Company believes that further market potential exists in grading and matching of hardwood and furniture-grade veneers. Thus, existing and potential new customers who process wood at other steps in the multi-step panel production process are an untapped market for the Company's machine vision systems. The Company will seek to leverage Ventek's brand name recognition in green veneer scanning to reach customers at multiple points in the vertical market for wood panel production so that existing and new customers can benefit from the full range of the Company's technological capabilities.

     Forest Products:
     ----------------
     The pulpwood industry is beginning to recognize the benefits of using machine vision to separate contaminants in pulpwood. Heavy duty ARC machine vision systems, such as the Pulpwood Sorter, have been developed to sort bark, rot and other undesirable wood parts from high quality wood chips used in making paper. The sorter is able to identify bark, rot and trash and automatically remove unwanted material from a fast-moving, continuous stream of wood chips. As a result, high value chips can be economically recovered from lower quality and formerly unusable limbs and small trees. After sorting for bark and darker content, the wood chips command a higher market price because they require less chemical processing in the manufacture of paper products. Customers in the forest products industry include VTT and CAE Machinery, Ltd., the Company's exclusive distributor of the Pulpwood Sorter in North America.

     Based upon interest from major pulp producers, ARC believes that a large potential market for this process exists worldwide. Other potential applications for ARC machine vision systems for the forest products industry include inspection and grading for finished lumber and reclamation of wood yard wastes.

     Plastics Recycling:
     -------------------
     World-wide demand for plastics drives the need for ARC's machine vision systems in the plastics recycling business. Two key factors may cause demand for recycled plastics to increase: increasing raw input costs for new plastics and more stringent recycling regulations. These developments will increase potential customers' interest in using ARC's machine vision systems to perform automated sorting of a variety of post-consumer materials. In the future, prices for new plastic material are expected to rise, which may result in increased demand for products made from recycled post-consumer material. At the same time that inputs for new plastics have become more expensive, government regulations in the U.S. and abroad have begun to require consumers and producers to recycle. As of December 31, 1995, ten states had enacted legislation requiring recycling of plastics and many others have legislation pending. ARC believes that most of the states will eventually enact some type of recycling regulations. Many European and other countries have also enacted recycling laws which require up to 40% post-consumer material in plastic bottles.

     Because different types of plastics used in consumer products have different characteristics, they must be separated prior to use in recycled products. ARC's proprietary lighting and camera technologies take advantage of different reflective properties of these plastics to enable producers of recycled plastics to accurately separate valuable materials that could otherwise be wasted. Plastics used in recycled plastic products, include PET (polyethyl teraphthalate) used for transparent soda bottles, NHDPE (natural high density polyethylene) used for translucent milk and other fluid bottles, and colored HDPE used for a variety of opaque, colored bottles, such as those used for motor oil and dishwashing detergent. Another type of plastic, PVC (polyvinyl chloride), has melting characteristics different from PET or HDPE. ARC has developed technologies that (i) separate plastics by melting point, which is necessary to ensure purity of the recycled material and to prevent costly shutdowns of equipment used by recyclers in the processes, and (ii) separate plastics by color, which is vital to the remarketing of the recycled material. Customers in the plastics recycling market include Union Carbide, Inc., and Wellman Industries.


Technology, Engineering, Research and Development
=================================================


Technology
==========

     Lighting:
     ---------
     ARC has developed a number of proprietary technologies that form the foundation of its vision systems, particularly in the areas of lighting and cameras. The performance of machine vision systems is analogous to human vision insofar as the ability to see is only as good as the lighting and optics permit. However, machine vision performance can be optimized through the use of specialized lighting to improve the contrast between one part of an object and another part of the same object, with the two parts having differing reflection properties. ARC has developed proprietary lighting technology to enhance the contrast discrimination for objects that have nearly identical visual properties in the visible light range. ARC's proprietary lighting systems are manufactured in-house.

     Optimizing the performance of a machine vision system requires an understanding of the spectral characteristics of the object being analyzed. This means that the reflective properties of the object must be characterized as a function of the varying color of light (i.e. wavelength of light) by which it is illuminated. This process of characterizing the reflection of the object as a function of the wavelength of light is called spectral analysis or spectroscopy.

     ARC's spectroscopy laboratory is fully equipped to measure the reflective properties of customer products with lighting that ranges from ultraviolet (UV) to infrared (IR). This ability to determine the spectral characteristics of an object allows ARC to eliminate trial and error approaches to lighting and camera configurations and, therefore, ensures optimal visual discrimination capability of ARC vision systems. To better serve its customers, ARC has developed a portable spectrometer that can be taken into the field for applications where measurements must be made on location due to the mutability or perishability of the customer's product.

     Cameras:
     --------
     Machine vision systems that have full color perception capability are limited by the camera's ability to represent true color. True color means that the color seen by both the human observer and the machine vision system's camera must result in the same interpretation. The Company's full color cameras use three fundamental colors: red, green and blue (RGB). The best color representation can be achieved when each of the R, G, and B sensor elements (i.e. pixels) are optically coincident. This means that when the RGB camera is looking at a specific point on an object, all three (RGB) sensor arrays (charged couple devices, or "CCD's") have corresponding R, G & B pixels looking at the same spot. Color accuracy and, therefore, performance depends on the ability of its camera to accurately align the RGB CCD's. SRC has a patented alignment process for building its commercial full color line-scan cameras.

     Processing:
     -----------
     An accurate interpretation of images created using lighting and cameras depends on the image processing capabilities of the rest of the machine vision system. Real-time image processing is accomplished by high speed electronic signal processors (hardware) and detection algorithms (software). Successive generations of ARC vision systems have grown from pan-chromatic/gray-scale systems to full color vision. The current generation product under development makes extensive use of DSP (digital signal processor) chips that allow commonality within the machine with very high throughput performance and highly flexible functional expansion capability.

    Software:
    ---------
     High speed vision requires efficient software algorithms. ARC maintains a software group that develops specialized proprietary detection algorithms to achieve real-time signal processing. Multiple generations of detection algorithms have resulted in continual refinement of image processing capability. This in-house software resource is also responsible for the creation of user-friendly Graphics User Interfaces (GUI) that make ARC products easy to learn, use and maintain. This enables workers in a customer's production process to achieve the benefits of ARC's systems without extensive and time consuming training.


Research and Development
========================

     The Company anticipates research and development expenditures will continue to increase in the future. Some of the more significant research and development projects undertaken in recent years were the development of an application-specific tobacco machine vision system for sorting, and processing enhancements for existing and new systems. Further research and development efforts are expected to flow from these activities.

     ARC's research and development group conducts new product research and development, provides support engineering for released products and project engineering for custom systems. The R&D group includes electronic, mechanical and software engineers, mathematicians and technical support personnel. Ongoing development activities include improvements to current products and development of new products. The Company provides engineering support for products in all of its locations.

     ARC's research and development expenses have been as follows:

     Fiscal year ended December 31, 1994............................  1,476,000
     Fiscal year ended December 31, 1995............................  1,987,000
     Fiscal year ended December 31, 1996............................  4,038,000


Marketing and Sales
===================

     A principal ARC marketing strategy is to determine which new niche market or application to pursue, and to form a strategic relationship with a leading company in that market. ARC's objective in such an alliance is (i) to interest the leader in purchasing ARC's machine vision systems, which may lead to further sales to other companies in the field that follow industry trends, and (ii) to obtain the benefit of direct customer input and participation during the product design phase of adapting the ARC system to the new market or application. ARC has identified new niche market opportunities for application of its machine vision technology initially in pulp wood, tobacco and plastics for recycling.

     Focused Customer Strategy:
     --------------------------
     In recent years, the Company has established certain contractual and non-contractual relationships with existing customers, potential customers, distributors and others. The purpose of this focused customer strategy is to access such customers' knowledge and contacts within the applicable industries to identify customer needs and expand sales. Relationships entered into since 1994 include the following:

Name and/or                            Potential
Type of Company        Industry       Application         Description of Relationship
---------------        --------       -----------         ---------------------------
1. Union Carbide       Plastics       Recycling whole     Processing of post-consumer colored
                       recycling      bottles and         HDPE (high density polyethylene, used
                                      plastic             flakes for translucent milk and other
                                                          fluid bottles) to create PRISMA(TM)standard
                                                          plastics (PRISMA(TM) is a set of color
                                                          standards that allows for manufacture of
                                                          consistently colored HDPE containers which
                                                          require certain portions of post-consumer
                                                          material).

2. Excel               Food           Meat sorter         Non-exclusive relationship with a large
   (meat processor)                                       U. S. meat processor resulting in a
                                                          USDA-approved meat sorting system.

3. COMAS, S.p.A.       Tobacco        Tobacco sorting     COMAS contributes market access as well
   (manufacturer                                          as extensive product handling experience
   of tobacco                                             for improving ARC sorter designs to
   processing                                             accelerate market penetration with better
   equipment)                                             performing machines.

4. VTT (agency of      Pulp wood      Wood chip sorting   Exclusive arrangement with VTT on the Massahake
   the government                                         wood chip upgrading process. The Massahake
   of Finland)                                            process allows for efficient utilization of
                                                          trees that are taken from the forest.

5. CAE Machinery,      Pulp wood      Wood chip sorting   ARC seeks to capitalize on the reputation
   Ltd. (major                                            CAE in the technologically conservative
   supplier to the                                        forest products industry in North America
   North American                                         to speed the adoption of machine vision
   wood products                                          sorting technology in that industry.
   industry)

6. Columbia Forest     Wood veneer    Further automation   Agreement to mutually expore further
   Products                           of veneer            automation of hardwood plywood manufacturing
                                      processing           processes.


     The Company believes that adapting current ARC machine vision systems for new applications through strategic relationships such as these will contribute to base business growth and accelerate entry into new niche markets.

     Sales and Distribution:
     -----------------------
     ARC has a direct sales force of 12 employees. It also markets its products through representatives pursuant to various agreements covering different geographical areas. Prior to September 30, 1996, ARC offered its products for sale outside the United States and Canada through Ham & Hak Engineering b.v. and its Foodectronics subsidiary. Sales to Foodectronics amounted to approximately 2.9%, 6.4% and 20.1% of ARC total sales in the twelve months ended December 31, 1996, 1995 and 1994, respectively. On September 30, 1996, SRC and Ham & Hak terminated their ten-year exclusive distribution contract. The Company will now sell and service its machine vision systems through its Pulsarr-based European office and contract sales and service engineers.

     Marketing Through Trial Units:
     ------------------------------
     ARC occasionally enters into Site Lease Agreements with potential customers which provide for a trial period (generally from two to four months) for the customer to test a system. The potential customer pays a monthly rental fee for the trial units, which is then credited against the purchase price when the customer purchases the system. Due to the success rate in customer sales resulting from the use of these trial units as a marketing tool, the Company intends to seek to increase the placement of trial units in new potential customer sites.

     International Sales:
     --------------------
     International sales (i.e. sales outside the United States) for the years ended December 31, 1996, 1995 and 1994 accounted for 53%, 26% and 22% of net sales, respectively. International sales increased as a percentage of net sales in 1996 because of the acquisition of Pulsarr in 1996. Foreign sales are denominated in U. S. dollars, or, in the case of Pulsarr, primarily Dutch guilders.


Backlog
=======

     ARC's backlog for its products was approximately $7,578,000 at December 31, 1996, as compared to $2,307,000 at December 31, 1995. Shipment of all the backlog orders is scheduled to take place within nine months. Backlog includes only those orders for which a purchase order has been received and for which a delivery schedule has been established by ARC. However, such orders can be subject to cancellation by the customer. Because of the timing of orders, customer changes in delivery schedule, cancellation of orders and trial period programs which are not included in backlog, backlog as of any particular date may not be representative of ARC's actual sales for any succeeding fiscal period.


Manufacturing and Supplies
==========================

     The Company manufactures, assembles, and ships its products from its facilities in Medford and Eugene, Oregon and Eindhoven, Holland. The Company's Medford facility has a vertically integrated manufacturing process, beginning with sheets and bars of stainless steel which are cut and configured, then welded, to the Company's specifications for its components and machines. The Medford operation also manufactures or assembles many of the components and subassemblies used in its machines, such as the processing unit, air jet expulsion component, frames and related systems. Additionally, all proprietary components are manufactured by ARC in Medford, such as its RGB Cyclops(TM) color cameras used for optical scanning in the KROMA-SORT(R) systems, and various lights and lamps developed by the Company for certain of the systems. The Company's Ventek (Eugene) and Pulsarr (Eindhoven) operations integrate hardware components manufactured by outside suppliers. The Company's machine vision systems incorporate its proprietary software and algorithms. Basic system assembly is relatively consistent among product models using similarly fabricated parts for the machine structure. Most systems are customized as to number of cameras, lighting configurations and certain other features.

     The Company has a computerized manufacturing inventory control system which integrates and monitors purchasing, inventory control and production. Each vision system is tested prior to delivery to a customer. The Company's quality control process tests for reliability and conformance with product specifications.

     The Company is dependent on outside unaffiliated suppliers for some of the components and parts used in its vision automation systems. Most major parts and components are available from multiple sources; however, the prisms required in RGB Cyclops color cameras are obtained from a single source supplier. Although such supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations and financial condition could be adversely affected. The Company has a supply contract with Pulsarr's product handling machinery supplier. Historically, ARC has generally been able to obtain parts and components for its systems, as needed, either from its then-current suppliers or replacement vendors. ARC believes that it will continue to be able to obtain required components and parts from various suppliers, although there can be no assurance that it will be able to do so.


Warranty and Customer Service
=============================

     ARC generally provides a one-year limited warranty on its products. Since 1993, there have not been any claims under ARC's warranty program that materially affected ARC's operations. ARC also provides telephone customer support services and offers annual service agreements.

     In addition, for certain custom-designed systems, the Company contracts to meet certain performance specifications for specific applications. The Company has incurred higher warranty expenses related to new products, especially on products that have not yet been proven to be commercially viable (such as Pulsarr's water-jet cutting developmental products), than it typically incurs with established products. There can be no assurance that the Company will not incur substantial warranty expenses in the future related to new products as well as established products, which may have an adverse effect on its results of operations and customer relationships.


Competition
===========

     The vision automation system industry is subject to intense competition. Some of ARC's major competitors are substantially larger in size and have greater financial resources than ARC. Some of its competitors sell machines which are less expensive than ARC's. In some instances, a potential customer may select the less expensive alternative even though the ARC system provides greater sorting capability. Currently, Key Technology, Elbicon, Sortex, Allen International, Morvue Electronics and Coe International are believed to be ARC's direct competitors. There may be other competitors of ARC in addition to the ones listed above. ARC competes with its competitors on the basis of quality, technology, systems solutions and price. There can be no assurance that ARC will continue to successfully differentiate its products from those of its competitors.


Patents and Trademarks
======================

     ARC has been issued or assigned approximately 22 United States patents, and has applied for two other United States patents relating to its products, including various inspection and detection systems and a cutter knife system. In addition, ARC has obtained or has applied for patent protection for certain of these systems in selected foreign countries. ARC believes that two of these patents, a system for stabilizing articles on a conveyor and an RGB camera, are important to its business. These two patents expire in March 2011 and September 2008, respectively. Other than the two patents described in the previous sentence, ARC does not consider any of the present patents significant to its current operations. These patents expire at various times over a six year period commencing in April 2005. Additionally, SRC has seven registered trademarks: VHS OPTISORT(TM), KROMA-SORT(R), SPECTRA-SORT(TM), Length and Defect Analyzer(TM), Pulpwood Sorter, Quadra-View(R) and ODSS II(TM).

     The Company also attempts to protect its trade secrets and other proprietary information through proprietary information agreements with employees and consultants and other security measures. There can be no assurance that these measures will be successful in protecting the Company's proprietary rights. The laws of certain countries in which the Company's products are or may be manufactured or sold may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States.

     There can be no assurance that third parties will not assert infringement of other claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to Company patents or any third-party technology. Litigation to prevent infringement of Company patents or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. The Company is not aware of any threatened or pending patent actions.

     As a result of the 1992 settlement of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement pursuant to which SRC agreed to pay royalties of 7% of certain vision system sales through the earlier of June 30, 2003, and the date at which aggregate royalty payments equal $1,600,000. The final royalty payment was made in July 1996.


Employees
=========

     At December 31, 1996, the Company had 184 full-time employees, including 52 in manufacturing, 47 in engineering, research and development, 38 in marketing, sales and service, and 26 in general administration and finance. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be excellent.


--------------------------------------------------------------------------------

ITEM 2.  PROPERTIES

--------------------------------------------------------------------------------

     The principal executive office of ARC and the principal executive office and manufacturing facilities of SRC (a total of approximately 82,000 square feet) are located on an approximately 6.4 acre parcel of land in Medford, Oregon. SRC owns the land and building, subject to a deed of trust securing an approximately $2.7 million loan made by Western Bank (the Western Bank Loan). The Western Bank Loan bears interest at Western Bank's prime rate plus 3.5% (9.5% as of December 31, 1996). The loan is due February 15, 2003.

     The Company's Pulsarr manufacturing and research and development facility is in a 45,000 square foot building located on a three-acre site in Eindhoven, Holland. This facility, built to Pulsarr's specifications, was completed and occupied in July 1996. Pulsarr owns the land and improvements subject to a deed of trust securing two loans of approximately $2.0 million made by V.S.B. Bank. The loans bear interest at 4.25%-7.85% and are due in equal installments over the next 13-26 years.

     Ventek occupies 12,000 square feet of a building which also houses a principal supplier of mechanical components for its vision systems. The space is leased through May 1997. The Company presently intends to extend the current lease past its expiration date.


--------------------------------------------------------------------------------

ITEM 3.  LEGAL PROCEEDINGS

--------------------------------------------------------------------------------

Liviakis Financial Communications, Inc.
=======================================

     Effective December 31, 1993, the Company retained Liviakis Financial Communications, Inc. ("Liviakis Financial"), a California corporation wholly-owned by John Liviakis and his spouse, to provide financial communications and other consulting services to the Company for a three-year period. As consideration for these services, Liviakis Financial received 790,000 shares of Class A Common Stock as a commencement bonus as of December 31, 1993, and was to receive an additional 2,400 shares of Class A Common Stock each month for the term of the agreement. The value of the shares issued as a commencement bonus aggregated $964,000 and was recorded as an expense prior to fiscal 1994.

     On May 9, 1994, ARC's Board of Directors authorized management of the Company to terminate the consulting agreement between the Company and Liviakis Financial because of what the Company believed to have been material breaches of the agreement by Liviakis Financial. On May 20, 1994, the Company filed a claim with the American Arbitration Association seeking a determination that the contract had been breached by Liviakis Financial, the return of the 790,000 shares of Class A Common Stock delivered to date to Liviakis Financial pursuant to the contract, a determination that the Company had no obligation to issue additional shares to Liviakis Financial under the contract, plus attorney's fees.

     Arbitration on the Company's claims against Liviakis Financial and Liviakis Financial's counter-claims occurred in December 1994 and January 1995. On February 15, 1995, the arbitrator issued an Interim Award requiring Liviakis Financial to return 668,278 shares of Class A Common Stock to ARC, which shares were returned in March 1995. Additionally, the Interim Award provided that ARC was entitled to recover all of its reasonable expenses including, but not limited to, attorney's fees and costs. The arbitrator also concluded that all cross complaints by Liviakis Financial were without merit.

     A gain of $732,000 was recorded in February 1995 related to the shares recovered. In July 1995, ARC received $100,000 in full settlement of all fees and expenses.


Ford & Cohn
===========

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

     The Claimants contend that statements allegedly made by William Patridge to United States Alcohol Testing of America, Inc. ("USAT") caused USAT to rescind an Asset Purchase Agreement with the Claimants. The Claimants allege that the statements concerning outstanding lawsuits and disputes between ARC and the Claimants were false and meant to disrupt the business relationship between Prime Lasertech and USAT. The Claimants allegedly would have benefited from the Asset Purchase Agreement as shareholders and/or licensees. Based on these allegations, the Claimants made claims for intentional and negligent interference with prospective advantage, intentional and negligent infliction of emotional distress, and civil conspiracy.

     On October 2, 1995, a jury awarded $375,000 to the Claimants, which included $281,000 of punitive damages for the breach of contract claim. The Company has filed motions with the court to eliminate the punitive portion of the award. ARC believes such damages are improper because (i) the claimants did not ask for punitive damages in the contract claim, and (ii) such damages cannot be awarded for breach of contract under applicable state laws. ARC is also attempting to overturn the balance of the breach of contract award based on the fact that the claim was made after the statute of limitations had expired. ARC has made an appeal to overturn the verdict based on these factors and certain other irregularities that occurred during the trial, which ARC believes unfairly affected the jury's decision. Due to the fact that a verdict was rendered, a $93,000 loss on the breach of contract claim was recorded as a liability in the fourth quarter of 1995.


Credit Suisse, Max Khan and Konrad Meyer
========================================

     On January 9, 1997, the Company sued Credit Suisse in Jackson County, Oregon, seeking $1,600,000 in fulfillment of Credit Suisse's contractual obligation to fund a Private Placement Subscription Agreement dated May 14, 1996. The Company claims that Credit Suisse's failure to fund has limited ARC's ability to finance its business plan for Pulsarr and other operations and, as a result, will adversely impact ARC's credibility with investors and financial analysts. Any erosion of credibility or, alternatively, the dilution of shareholder value caused by alternate financing may, in turn, adversely impact the Company's ability to raise debt and equity financing.

     The suit also claims that Messrs. Khan and Meyer, who had previously provided investment banking services to ARC, persuaded Credit Suisse to breach the Subscription Agreement.


Other
=====

     ARC is a party to several other suits in the ordinary course of its business. Several of these actions have been brought in Europe against the Company's Pulsarr subsidiary. ARC believes that the outcome of all such proceedings, even if determined adversely to Pulsarr, will not have a material adverse effect upon its financial statements since the Company is indemnified for any losses arising from such suits by Pulsarr's former owner.


--------------------------------------------------------------------------------

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     None.

                                     PART II


--------------------------------------------------------------------------------

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------

     The Company's Class A Common Stock, Class A Warrants, and Class B Warrants are quoted on the NASDAQ system under the symbols ARCCA, ARCCW and ARCCZ, respectively. The high and low closing prices for the Class A Common Stock, Class A Warrants and Class B Warrants as reported by NASDAQ for the last two fiscal years are indicated below. Such prices are inter-dealer prices without retail markups, markdowns or commissions, and may not necessarily represent actual transactions. There is no established public trading market for the Company's Class B Common Stock.

                                         Class A
                                       Common Stock   Class A Warrants  Class B Warrants
                                       ------------   ----------------  ----------------
                                       Low     High     Low     High     Low      High
                                       ---     ----     ---     ----     ---      ----
Year Ended December 31, 1995
----------------------------
First Quarter (January-March)           0.69   1.25     0.25    0.44     0.09     0.19
Second Quarter (April-June)             0.88   1.56     0.31    0.59     0.13     0.38
Third Quarter (July-September)          1.19   3.69     0.25    1.94     0.19     0.72
Fourth Quarter (October-December)       1.88   3.38     0.94    1.81     0.31     0.63

Year Ended December 31, 1996
----------------------------
First Quarter (January-March)           1.50   2.50     0.69    1.09     0.31     0.41
Second Quarter (April-June)             1.56   2.50     0.72    1.19     0.25     0.47
Third Quarter (July-September)          1.50   2.19     0.59    0.88     0.28     0.44
Fourth Quarter (October-December)       1.56   2.38     0.63    0.80     0.22     0.38

   Closing price on March 10, 1997          1.56            0.41              0.13



     On December 31, 1996, there were 110 and 25 record owners of the Company's Class A and Class B Common Stock, respectively. The majority of outstanding shares of Class A Common Stock are held of record by a nominee holder on behalf of an unknown number of ultimate beneficial owners. The Company believes that the total number of beneficial owners of its common shares was approximately 2,300.

     ARC has not declared or paid any cash dividends upon its Common Stock since its inception. ARC does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of ARC.


--------------------------------------------------------------------------------

ITEM 6.  SELECTED FINANCIAL DATA

--------------------------------------------------------------------------------

     The selected financial data for the Company presented below is derived from and is qualified by the Company's financial statements included elsewhere in this report, which have been audited, and should be read in conjunction with such financial statements and the related notes thereto. Until early 1990, the Company was principally engaged in research and development and organizational activities relating to its laser operations. In October 1995, the Company sold its laser operations, which accounted for all sales and related expenses in fiscal years 1992, 1993, all sales and a portion of expenses for the three months ended December 31, 1993, and a portion of 1994 sales and related expenses. The laser operations have been treated as a discontinued business in the selected financial data and in the financial statements included elsewhere in this Form 10-K. All costs incurred by the Company prior to October 1, 1993 related to its laser operations and are netted against sales and included in the loss from discontinued operations line. Around October 1, 1993, ARC conceived of a new business strategy whereby ARC would restructure its organizational and capital structure to become a parent company of various operating subsidiaries (i.e., the platform company concept). Expenses incurred after October 1, 1993 relating to the platform Company activities are included in their applicable line items in the Selected Financial Data below as they relate to continuing operations.

     In February 1994, the Company acquired SRC. In March and July of 1996, the Company acquired Pulsarr and Ventek, respectively; their operations account for a large portion of the fluctuation in amounts between fiscal years 1996 and 1995. In May 1994, the Company changed its fiscal year end from September 30 to December 31. The quarter ended December 31, 1993, is excluded from any full fiscal year and is shown separately below. Selected financial data should be read in light of these facts and in conjunction with the Financial Statements, notes to financial statements and other financial information included herein.


                                                                              Three
                                         Year Ended December 31,              Months          Year Ended September 30,
                             -------------------------------------------      Ended         ----------------------------
                                  1996           1995            1994        12/31/93           1993            1992
                             ------------   ------------    ------------   ------------     ------------    ------------
Net sales                    $ 29,938,000   $ 19,394,000    $ 11,922,000   $         --     $         --    $         --
Cost of sales                  15,794,000     11,194,000       8,537,000             --               --              --
Gross profit                   14,144,000      8,200,000       3,385,000             --               --              --
Operating expenses             12,882,000      7,546,000       8,897,000        241,000               --              --
Charge for acquired in-process
   technology                   4,915,000             --              --             --               --              --
Charge for royalty expense        647,000             --              --             --               --              --
Interest and other (expense)
   - net                         (960,000)       461,000         (37,000)      (964,000)              --              --
Income (loss) from continuing
   operations                  (5,260,000)     1,115,000      (5,549,000)    (1,205,000)              --              --
(Loss) from discontinued
   operations                          --       (173,000)     (2,248,000)      (326,000)      (3,461,000)     (2,446,000)
Net income (loss)              (5,260,000)       942,000      (7,797,000)    (1,531,000)      (3,461,000)     (2,446,000)
Earnings (loss) per share:
   Continuing operations            (0.46)          0.12           (0.57)         (0.20)              --              --
   Discontinued operations             --          (0.02)          (0.23)         (0.05)           (0.91)          (0.99)
      Total                         (0.46)          0.10           (0.80)         (0.25)           (0.91)          (0.99)
Weighted average number of
   common stock outstanding    11,486,000      9,451,000       9,703,000      6,114,000        3,793,000       2,459,000

Balance Sheet Data:

Current assets                 15,411,000     10,391,000       7,766,000      6,787,000               --              --
Current liabilities             9,498,000      3,501,000       3,181,000        810,000               --              --
Working capital surplus         5,913,000      6,890,000       4,585,000      5,977,000               --              --
Net assets relating to
   discontinued operations             --             --         393,000      1,036,000        3,445,000       2,911,000
Total assets                   30,938,000     17,628,000      14,876,000      6,815,000        3,445,000       2,911,000
Long term debt                 14,940,000      4,875,000       2,737,000             --               --              --
Total shareholders' equity
   (deficit)                    6,500,000      9,252,000       8,958,000      5,996,000        3,445,000       2,911,000



--------------------------------------------------------------------------------

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

--------------------------------------------------------------------------------


Introduction
============

     Before the February 1994 acquisition of SRC, ARC's sole operation was Applied Laser Systems, Inc. of Oregon ("ALSO"), a manufacturer of laser diode devices. The laser operation was sold in October 1995. Consequently, the results of operations of ALSO have been reported as a discontinued business in the accompanying financial statements and in the discussion below.

     The Company acquired SRC, Pulsarr and Ventek in February 1994, March 1996 and July 1996, respectively. The operations of the acquired entities are included in the financial statements from their respective acquisition dates.

     The following table sets forth the results of operations for the last three years (amounts in thousands):


                                                                      Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                     1996                      1995                     1994
                                           ---------------------     ---------------------    --------------------
                                             Amounts        %         Amounts         %         Amounts        %
                                           ---------      ------     ---------      ------    ----------    ------
Sales                                      $  29,938      100.0%      $ 19,394      100.0%     $  11,922    100.0%
Cost of sales                                 15,794       52.8%        11,194       57.7%         8,537     71.6%
                                           ---------    --------      --------     -------     ---------   -------
   Gross profit                               14,144       47.2%         8,200       42.3%         3,385     28.4%
                                           ---------    --------      --------     -------     ---------   -------
Operating expenses:
   Selling & marketing                         4,662       15.6%         3,255       16.8%         2,636     22.1%
   Research & development                      4,038       13.5%         1,987       10.2%         1,476     12.4%
   General & administrative                    3,549       11.8%         1,933       10.0%         4,438     37.2%
   Goodwill expense                              633        2.1%           371        1.9%           347      2.9%
   Charge for acquired in-process
     technology                                4,915       16.4%            --          --            --        --
   Charge for royalty expense                    647        2.2%            --          --            --        --
                                           ---------    --------      --------     --------     --------   -------
                                              18,444       61.6%         7,546        38.9%        8,897     74.6%
                                           ---------    --------      --------     --------     --------   -------
Income (loss) from continuing
   operations before other income
   and expense                                (4,300)     (14.4)%          654        3.4%        (5,512)   (46.2)%
Gain on rescission of stock
   compensation - net                             --          --           732        3.8%            --        --
Other income (expense) - net                     190          .6%          212        1.1%           211       1.8%
Interest expense                              (1,150)      (3.8)%         (483)      (2.5)%         (248)    (2.1)%
                                           ----------   ---------     --------     --------     --------   --------
Income (loss) from continuing
   operations before income
   taxes                                      (5,260)     (17.6)%        1,115        5.8%        (5,549)   (46.5)%
Provision for income taxes                        --          --            --          --            --        --
Income (loss) from continuing
   operations                                 (5,260)     (17.6)%        1,115        5.8%        (5,549)   (46.5)%
Loss from discontinued
   operations                                     --          --          (173)      (0.9)%       (2,248)   (18.9)%
                                           ---------    ---------     --------     --------    ---------   --------
   Net income (loss)                       $  (5,260)     (17.6)%     $    942        4.9%     $  (7,797)   (65.4)%
                                           =========    =========     ========     =======     =========   ========


Fiscal 1996 Compared to Fiscal 1995
===================================

     Sales for 1996 were $29,938,000, up 54% when compared to sales for 1995 of $19,394,000. The increase is due to the inclusion of $11,234,000 of Pulsarr's and Ventek's sales. Sales of non-food machine vision systems increased 36% or $4,118,000 to $15,524,000. Sales of food machine vision systems increased 80% or $6,426,000 to $14,414,000. Total machine vision systems sold in 1996 were 127 as compared to 67 in 1995.

     Cost of sales was 52.8% of sales in 1996 and 57.7% in 1995.

     Gross profit increased by 72.5% to $14,144,000 in 1996 when compared to $8,200,000 of gross profit in 1995. In 1996, gross profit was 47.2%, as compared to 42.3% in 1995. The increase in gross profit as a percentage of sales is primarily related to the higher margin Ventek products included in 1996, as well as a change in product mix at SRC to higher margin non-food industry systems.

     Selling and marketing expense increased 43.2% in 1996 to $4,662,000 when compared to 1995 due principally to the addition of Pulsarr and Ventek. Selling and marketing expenses amounted to 13.5% of sales in 1996. Similar expenses in 1995 were $3,255,000 or 16.8% of sales.

     Research and development expenses were $4,038,000 and $1,987,000 in 1996 and 1995, or 13.5% and 10.2% of sales, respectively. The larger research and development level in 1996 was due principally to the continuing development of SRC's Advanced Vision Processor and projects in non-food industry sorting applications and $885,000 for Pulsarr and Ventek.

     General and administrative expenses increased $1,616,000 to $3,549,000 in 1996 from $1,933,000 in 1995. The increase in general and administrative expenses is due to the addition of Pulsarr and Ventek as well as an increase in personnel costs and legal fees at SRC and ARC.

     The increase in Goodwill amortization is due to the acquisitions of Pulsarr and Ventek.

     As discussed in the Notes to the Financial Statements, on March 1, 1996, the Company acquired Pulsarr for approximately $7.8 million. Approximately $4.9 million of the purchase price was allocated to in-process technology, which was charged to expense during the quarter ended March 31, 1996. This charge is not deductible for tax purposes. The Company will need to invest in additional development related to the in-process technology in order to make these technologies commercially viable. These expenditures are expected to be paid out over the next few years and will be funded primarily from cash generated from operations.

     In the first quarter of 1996, the Company wrote off $647,000 of deferred royalty expenses relating to certain technologies, as all royalties have been earned and the Company believes that no significant future economic life exists relating to the royalty agreement, as the result of changing technologies. See Liquidity and Capital Resources below.

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

     The net loss for 1996 was $5,260,000 as compared to net income of $942,000 in 1995. The variation is due primarily to the non-recurring charges for in-process technology and royalty expense, the increased level of research and development expenses, and the non-recurring gain in 1995 relating to the shares of ARC Common Stock returned pursuant to an arbitration award.


Fiscal 1995 Compared to Fiscal 1994
===================================

     The 1995 statement of operations includes 12 months of SRC's operations as compared to 11 months in 1994 (i.e., since the date of the Company's acquisition of SRC). Sales for 1995 increased 63% or $7,472,000 to $19,394,000 as compared to 1994. Sales of non-food machine vision systems increased 550% or $9,653,000 to $7,988,000. Total machine vision systems sold in 1995 were 67 as compared to 54 systems in 1994.

     Cost of sales was 57.7% of sales in 1995 and 71.6% in 1994. The decrease is primarily due to a spreading of fixed manufacturing costs over a larger sales base and better margins on sales of non-food industry systems. Cost of sales in 1994 also included restructuring charges of $138,000.

     Gross profit increased by $4,815,000 to 42.3% of sales in 1995 as compared to 28.4% of sales in 1994 as a result of the factors discussed above.

     Selling and marketing expenses increased $619,000 or 23% from 1994 to 1995. As a percentage of sales, such expenses were 16.8% in 1995 and 22.1% in 1994. The decrease is due to the spreading of fixed costs over a larger sales base and a relatively larger trade show expense in 1994 when compared to sales. Management accelerated marketing activities in 1994 as compared to prior years. Selling and marketing expenses also included restructuring charges of $227,000 in 1994.

     Research and development ("R&D") expense increased $511,000 in 1995 to $1,987,000. R&D expenditures were $1,476,000 in 1994. In 1994, such expenses were increased from the previous year to develop SRC's next generation of digital signal processor, which development continued in 1995. In 1994 SRC also incurred the cost of developing the SPECTRA-SORT(TM) system and restructuring charges of $132,000.

     General and administrative expenses decreased by $2,505,000 to $1,933,000 for 1995 from $4,438,000 for 1994. The decrease is the result of the curtailment of acquisition activities and cost reductions implemented in the September 1994 restructuring. During 1994, acquisition related and restructuring costs amounted to $1,419,000. General and administrative expenses were 10% in 1995 as compared to 37.2% in 1994. In 1995, general and administrative expenses were spread over a larger sales base.

     Goodwill expense increased $24,000 in 1995 because of one extra month of amortization in that period. Goodwill amortization began in February 1994.

     Income from continuing operations before other income and expense in 1995 was $654,000 compared to a loss of $5,512,000 in 1994 due to the above reasons.

     In February 1995, Liviakis Financial Communications, Inc. returned approximately 668,000 previously issued and outstanding shares of ARC Class A Common Stock pursuant to an award in arbitration in favor of the Company. A net gain of $732,000 was recorded in February 1995 relating to the shares recovered.

     Interest expense increased to $483,000 in 1995 from $248,000 in 1994 as a result of the additional debt outstanding.

     Income from continuing operations before income taxes for 1995 was $1,115,000 compared to a loss of $5,549,000 for 1994 due to the above reasons.

     The loss from discontinued operations declined to $173,000 in 1995 from $2,248,000 in 1994. The 1994 loss included restructuring charges of $1,250,000. The remaining decrease in the loss from discontinued operations was primarily a result of cost reductions implemented in the September 1994 restructuring.

     Net income for 1995 was $942,000 as compared to a loss of $7,797,000 for 1994, a positive change of $8,739,000.


Liquidity and Capital Resources
===============================

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

     As of December 31, 1996, the Company had $5,913,000 in working capital.

     As a result of the settlement in July 1992 of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement, pursuant to which SRC agreed to pay royalties of 7% of certain vision system sales through the earlier of June 30, 2003, and the date at which aggregate royalty payments equal $1,600,000. Until aggregate royalty payments equal $1,600,000, maximum annual royalty payments were $400,000 through 1996. The final $400,000 installment was paid on June 30, 1996. During the quarter ended March 31, 1996, the Company wrote off against income $647,000 of deferred royalty expense related to the settlement as all royalties had been earned and no significant future economic life is estimated to exist.

     The Company intends to continue to market its vision systems technology and products, and will evaluate selected acquisition opportunities. Additional investments will be required for capital equipment, marketing and research and development for the Company to remain competitive. For example, funds must be expended to complete development of the Company's next generation of processor to enhance the Company's ability to effectively compete in certain markets with Key Technology Inc.'s (the Company's principal competitor) 1995 product introduction. Furthermore, if the Company consummates additional technology intensive acquisitions, additional equipment and R & D investments may be necessary, perhaps to a greater extent than for the Company's existing operations.

     The Company's ALSO operation, ARC's only business prior to the February 1994 acquisition of SRC, had suffered losses since inception. ALSO was sold in October 1995. In 1995, SRC generated operating profits (before allocation of corporate overhead expenses). Even though SRC reached operating profitability in four of the last six quarters and had a history of profitable operations prior to its acquisition by ARC, there can be no assurance that long term profitability will be realized. Pulsarr operated profitably from 1990 through 1995, but at a small loss in 1996 due to the push-down of acquisition related costs, including interest on acquisition debt. Ventek has operated profitably since 1992. The Company operates in a highly competitive environment, and delays and difficulties relating to technological changes and turnaround situations often occur, any of which would materially and adversely affect the Company's cash flow. Furthermore, operational and marketing difficulties may occur relating to the integration of the recently completed acquisitions of Pulsarr and Ventek.

     The acquisition of Pulsarr occurred on March 1, 1996. In connection therewith, the Company has paid approximately $6.3 million to the sellers. Cash received from the March and April 1996 placements of stock and notes detailed above generated approximately $5,000,000. The balance of the cash payments of approximately $1,300,000, was paid from the Company's current cash balances.

     The acquisition of Ventek occurred in July 1996. Consideration for the transaction was approximately $5.1 million in notes and other securities as described in Note 5 of Notes to Consolidated Financial Statements included elsewhere in this Form 10-K.

     Prior to 1995, the Company had a history of negative operating cash flow. The Company believes it will operate at a negative cash flow during certain periods in the future due to payment of notes issued in connection with prior financings, working capital requirements, the need to fund certain development projects, cash required to enter new market areas, and possible cash needed to fully integrate Pulsarr's and Ventek's operations. To fulfill its operational goals and to repay approximately $1.3 million in debt due in April 1997, the Company will require approximately $1.3 million of additional financing. Other than this financing need, management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

     In January 1997, the Company sued Credit Suisse to fulfill its obligation to fund $1.6 million pursuant to a Subscription Agreement dated May 14, 1996. There can be no assurance that the Company will prevail in this suit although the Company believes it has a contractual right to the funding.

     In connection with the acquisition of Pulsarr, the Company wrote off approximately $4.9 million of acquired in-process technology in the first quarter of 1996. This non-recurring charge contributed to a substantial reported loss in 1996, even though sales for 1996, including Pulsarr and Ventek from their respective acquisition dates, increased from 1995 levels.

     The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements and the 1997 Restricted Stock Plan, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) notes issued in connection with the acquisition of Ventek, (iv) a substantial loss in 1996, and (v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

Other Information
=================

     ARC did not have any material commitments for capital expenditures at December 31, 1996.


Cash Flow Summary*
==================

                                                                  Years Ended December 31,
                                                   -----------------------------------------------------
                                                        1996               1995                1994
                                                   -------------       -------------      --------------
    Net cash provided by (used in)
       operating activities                        $    (950,000)      $     586,000      $   (6,190,000)
    Net cash provided by (used in)
       investing activities                           (7,511,000)            734,000          (8,938,000)
    Net cash provided by financing activities          6,199,000           2,061,000          10,477,000
                                                   -------------       -------------      --------------

    Net increase (decrease) in cash                $  (2,262,000)      $   3,381,000      $   (4,651,000)
                                                   =============       =============      ==============

     * This  information  was derived from the  Consolidated  Statements of Cash
       Flows which are part of the Company's financial statements.


     Other than for fiscal 1995, in each of the fiscal periods set forth in the Cash Flow Summary above, net losses driven by special charges in 1996 and minimal revenues in 1994 were responsible for the significant cash flow deficits from operating activities. Furthermore, in 1994 significant amounts were expended in pursuit of the Company's acquisition strategy, including the acquisition of SRC. There can be no assurance that the Company will ever sustain long-term profitability, which could result in cash flow deficits.

     Historically, the Company has financed its cash flow deficits by borrowings and sales of securities, principally with the net proceeds of its Regulation S offerings.


Inflation
=========

     The Company has not been materially affected by general inflation.


Cautionary Statements and Risk Factors
======================================

     The Company may, from time to time, make forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

     History of Losses; Negative Cash Flow:
     --------------------------------------
     Other than in 1995, the Company has had a history of losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) interest costs associated with recent financings, (iv) cash required for the repayment of debt, especially $1.5 million due in April 1997, and (v) possible cash needed to fully integrate Pulsarr's and Ventek's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

     Although the Company achieved profitability in 1995, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant loss for the 1996 year.

     Need for Additional Financing:
     ------------------------------
     The Company is seeking additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements and implementation of the 1997 Restricted Stock Plan, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) a substantial loss in 1996,
(iv) debt incurred for the acquisition of Ventek, and (v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

     Uncertain Ability to Manage Growth and Integrate Acquired Businesses:
     ---------------------------------------------------------------------
     As part of its business strategy, the Company intends to pursue rapid growth. In March and July 1996, the Company acquired Pulsarr and Ventek, respectively, which had sales in 1995 of approximately $11.4 million and $4.4 million, respectively, and would have added approximately 80% to the Company's 1995 sales on a proforma basis. This growth strategy will require the integration of new entities, such as Pulsarr and Ventek, the establishment of distribution relationships in foreign countries, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Pulsarr, Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

     Rapid Technological Change; Product Development:
     ------------------------------------------------
     The markets for the Company's machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, the Company believes that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected bookings in late 1995 and 1996. Sales of products such as those offered by the Company depend in part on the continuing development and deployment of emerging technology and new services and applications based on such technology. The Company's success will depend to a significant extent upon its ability to enhance its existing products and develop new products that gain market acceptance. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or enhancing its existing products on a timely or cost-effective basis or that products or technologies developed by others will not render the
Company's  products  noncompetitive  or  obsolete.  Moreover,  the  Company  may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. Failure to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

     Market Acceptance of New Products:
     ----------------------------------
     The Company's future operating results will depend upon its ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. There can be no assurance that new products or enhancements, if developed and manufactured, will achieve market acceptance. The Company is currently in the initial prototype stage of development on a new high speed software and digital signal processing technology designed to significantly improve system performance. There can be no assurance that a market for this system will develop (i.e., that a need for the system will exist, that the system will be favored over other products on the market, etc.) or, if a market does develop, that the Company will be able, financially or operationally, to market and support the system successfully.

     Dependence on Certain Markets and Expansion Into New Markets:
     -------------------------------------------------------------
     The future success and growth of the Company is dependent upon continuing sales in domestic and international food processing market as well as successful penetration of other existing and potential markets. A substantial portion of the Company's historical sales has been in the potato and vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences or other factors could have an adverse effect on the Company's results of operations. The Company also intends to expand the marketing of its processing systems in additional food markets such as meat and granular food products, as well as nonfood markets such as plastics, wood products and tobacco, and to expand its sales activities in foreign markets. In the case of Ventek, the wood products market served is narrow, and saturation of that market and the potential inability to identify and develop new markets could adversely affect Ventek's growth rate. There can be no assurance that the Company can successfully penetrate additional food and non-food markets or expand further in foreign markets.

     Lengthy Sales Cycle:
     --------------------
     The sales cycle in the marketing and sale of the Company's machine vision systems, especially in new markets or in a new application, is lengthy and can be as long as three years. Even in existing markets, due to the $100,000 to $450,000 price range for each system, the purchase of a machine vision system can constitute a substantial capital investment for a customer (which may need more than one machine for its particular proposed application) requiring lengthy consideration and evaluation. In particular, a potential customer must develop a high degree of assurance that the product will meet its needs, successfully interface with the customer's own manufacturing, production or processing system, and have minimal warranty, safety and service problems. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy.

     Competition:
     ------------
     The markets for the Company's products are highly competitive. A major competitor of the Company has recently made a new product introduction which has increased the competition that the Company faces. Some of the Company's competitors may have substantially greater financial, technical, marketing and other resources than the Company. Important competitive factors in the Company's markets include price, performance, reliability, customer support and service. Although the Company believes that it currently competes effectively with respect to these factors, there can be no assurance that the Company will be able to continue to compete effectively in the future.

     Dependence Upon Certain Suppliers:
     ----------------------------------
     Certain key components and subassemblies used in the Company's products are currently obtained from sole sources or a limited group of suppliers, and the Company does not have any long-term supply agreements to ensure an uninterrupted supply of these components. Although the Company seeks to reduce dependence on sole or limited source suppliers, the inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required, could result in delays or reductions in product shipments which could materially and adversely affect the Company's results of operations and damage customer relationships. The purchase of certain of the components used in the Company's products require an 8 to 12 week lead time for delivery. An unanticipated shortage of such components could delay the Company's ability to timely manufacture units, damage customer relations, and have a material adverse effect on the Company. In addition, a significant increase in the price of one or more of these components or subassemblies could adversely affect the Company's results of operations.

     Dependence Upon Significant Customers and Distribution Channel:
     ---------------------------------------------------------------
     The Company sold equipment to two unaffiliated customers totaling 13% and 12% of sales in 1996 and to two customers totaling 19% and 16% of sales in 1995. Sales to another unaffiliated customer totaled 15% of sales in 1994. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders. While the Company strives to create long-term relationships with its customers and distributors, there can be no assurance that they will continue ordering additional systems from the Company. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

     Risk of International Sales:
     ----------------------------
     Due to its export sales (from the U.S. in the case of SRC and Ventek, or from the Netherlands in the case of Pulsarr), the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U.S. dollar or Dutch guilder, which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States or the Netherlands.

     Fluctuations in Quarterly Operating Results; Seasonality:
     ---------------------------------------------------------
     The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include the timing of significant orders and shipments, product mix, delays in shipment, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, the timing of research and development expenditures, expansion of marketing and support operations, changes in material costs, production or quality problems, currency fluctuations, disruptions in sources of supply, regulatory changes and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business and operating results. Moreover, due to the relatively fixed nature of many of the Company's costs, including personnel and facilities costs, the Company would not be able to reduce costs in any quarter to compensate for any unexpected shortfall in net sales, and such a shortfall would have a proportionately greater impact on the Company's results of operations for that quarter. For example, a significant portion of the Company's quarterly net sales depends upon sales of a relatively small number of high-priced systems. Thus, changes in the number of such high-priced systems shipped in any given quarter can produce substantial fluctuations in net sales, gross profits, and net income from quarter to quarter. In addition, in the event the Company's machine vision systems' average selling price increases, of which there can be no assurance, the addition or cancellation of sales may exacerbate quarterly fluctuations in revenues and operating results.

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

     Risks Associated With Possible Acquisitions:
     --------------------------------------------
     The Company may pursue strategic acquisitions or joint ventures in addition to the acquisitions of Pulsarr and Ventek as part of its growth strategy. While the Company has no understandings, commitments or agreements with respect to any further acquisition, the Company anticipates that one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. There can be no assurance that any acquisition or joint venture by the Company will not have an adverse effect on the Company's results of operations or will not result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. There can be no assurance that the Company will complete any future acquisitions or joint ventures or that such a future transaction will not materially and adversely affect the Company.

     Dependence Upon Key Personnel:
     ------------------------------
     The Company's success depends to a significant extent upon the continuing contributions of its key management, technical, sales and marketing and other key personnel. Except for William J. Young, the Company's President and Chief Executive Officer, Alan R. Steel, the Company's Chief Financial Officer, Dr. James Ewan, SRC's President and Chief Executive Officer, Jan C. Scholt,
Pulsarr's Managing Director, and the four former stockholders of Ventek, the Company does not have long-term employment agreements or other arrangements with such individuals which would encourage them to remain with the Company. The Company's future success also depends upon its ability to attract and retain additional skilled personnel. Competition for such employees is intense. The loss of any current key employees or the inability to attract and retain additional key personnel could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to retain its existing personnel or attract such additional skilled employees in the future.

     Intellectual Property:
     ----------------------
     The Company's competitive position may be affected by its ability to protect its proprietary technology. Although the Company has a number of United States and foreign patents, there can be no assurance that any such patents will provide meaningful protection for its product innovations. The Company may experience additional intellectual property risks in international markets where it may lack patent protection.

     Product Liability and Other Legal Claims:
     -----------------------------------------
     From time to time, the Company may be involved in litigation arising out of the normal course of its business, including product liability and other legal claims. While the Company has a general liability insurance policy which includes product liability coverage up to an aggregate amount of $10 million, there can be no assurance that the Company will be able to maintain product liability insurance on acceptable terms or that its insurance will provide adequate coverage against potential claims in the future. There can be no assurance that third parties will not assert infringement claims against the Company, that any such assertion of infringement will not result in litigation or that the Company would prevail in such litigation. Furthermore, litigation, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, operating results and financial condition. If a substantial product liability or other legal claim against the Company were sustained that was not covered by insurance, there could be an adverse effect on the Company's financial condition and marketability of the affected products.

     Warranty Exposure and Performance Specifications:
     -------------------------------------------------
     The Company generally provides a one-year limited warranty on its products. In addition, for certain custom-designed systems, the Company contracts to meet certain performance specifications for a specific application. In the past, the Company has incurred higher warranty expenses related to new products than it typically incurs with established products. For example, Pulsarr has sold several water-jet cutting machines, a technology that has yet to be proven commercially viable, which have required redesign and warranty-type expenditures over the past several years. There can be no assurance that the Company will not incur substantial warranty expenses in the future with respect to new products, as well as established products, or with respect to its obligations to meet performance specifications, which may have an adverse effect on its results of operations and customer relationships.


--------------------------------------------------------------------------------

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

--------------------------------------------------------------------------------

     The financial statements and related financial information required to be filed hereunder are indexed on page F-1 of this report and incorporated herein by reference.


--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

--------------------------------------------------------------------------------

     None.

                                    PART III


--------------------------------------------------------------------------------

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

--------------------------------------------------------------------------------


                                   Management

     Executive Officers and Directors
     --------------------------------
     The directors and executive officers of ARC are as follows:

Name                         Age      Position
------------------------    -----     ------------------------------------------

William J. Young             54       President and Chief Executive Officer, and
                                      Chairman of the Board of Directors

James Ewan, Ph.D.            48       President and Chief Executive Officer of
                                      SRC Vision, Inc. and Director

Alan R. Steel                52       Vice President of Finance and Chief
                                      Financial Officer and Secretary

Rodger A. Van Voorhis        39       President, Ventek, Inc. and Director

Asif S. Ahmad                53       Director

Haig S. Bagerdjian           39       Director

Vikram Dutt                  55       Director

Robert M. Loeffler           74       Director

Nagaraj P. Murthy            42       Director

Jack Nelson                  46       Director


     William J. Young became President and Chief Executive Officer of the Company effective February 1, 1994, and Chairman of the Board in September 1994. Mr. Young was the President and Chief Executive Officer of Volkswagen of America from 1991 through March 1993, where he was responsible for all the company's operations in the United States, which exceeded $2.2 billion in revenue annually. As CEO of Volkswagon of America, Mr. Young also served as President of V-Crest Systems, Inc., a computer services company serving 1,200 automobile agencies, and as a Director of VCI, Inc. a $2 billion financial services company. From January 1989 through December 1991, Mr. Young served as Vice President of Sales and Marketing of Volkswagen United States and its 700 dealers operating in the North American market. From 1982 through 1988, Mr. Young headed W.J. Young and Associates, an automotive marketing consulting company. From 1979 through May 1983, Mr. Young was the General Manager of the Volkswagen Division of Volkswagen of America, where he was responsible for implementing the sale and marketing strategies of the Volkswagen Division and the maintenance and financial health of the Volkswagen dealer organization of 950 dealers. Prior to 1979, Mr. Young served in the capacity of National Sales Manager, and held other management positions in the Volkswagen organization and other companies. Mr. Young is a director of Lithia Motors, Inc.

     Dr. James Ewan became President and Chief Executive Officer of the Company's SRC Vision, Inc. ("SRC") subsidiary in May 1994 and a Director of the Company in 1996. Before joining SRC, Dr. Ewan was with Teledyne Corporation from 1985 to 1994 where he was President of Teledyne Microwave and General Manager of Teledyne Monolithic Microwave. At Teledyne Microwave, Dr. Ewan was responsible for restructuring the company from primarily a military electronics company to one that derived half of revenues from commercial applications. Dr. Ewan led Teledyne Monolithic Microwave from its start-up phase until it was eventually merged into Teledyne Microwave as an operating division. Prior to Teledyne, Dr. Ewan was Section Manager of the Gallium-Arsenide Microelectronics Center of The Aerospace Corporation from 1980 to 1985. While at Aerospace, Dr. Ewan was responsible for the development of a range of state-of-the-art compound semiconductor technology, device and circuit processing and digital and analog circuit design.

     Alan R. Steel became Vice President of Finance and Chief Financial Officer on March 14, 1994. Mr. Steel was the Vice President and Chief Financial Officer of DDL Electronics, Inc. ("DDL"), a New York Stock Exchange listed company, since 1983. From 1980 to 1983, he served as Controller for DDL. While at DDL, Mr. Steel was responsible for handling New York Stock Exchange compliance, financial and SEC reporting, public and private equity offerings and shareholder relations. From 1975 to 1980, he served as financial manager for ARCO Transportation Company, a subsidiary of Atlantic Richfield Company. From 1974 to 1975 he was the Director of Internal Control at Atlantic Richfield Company. From 1967 to 1994, Mr. Steel was a certified public accountant with Arthur Andersen & Company.

     Rodger Van Voorhis joined Ventek in 1992 as Vice President of Operations and became President in 1996, and a director of the Company in 1996. Mr. Van Voorhis was previously an Assistant Vice President of Marketing for United Financial Systems, and held various management positions at Morvue Electronics, Inc., a designer and manufacturer of wood veneer defect scanning systems. On July 24, 1996, Mr. Van Voorhis entered into a five-year employment agreement with Ventek which provides for an annual base salary of $150,000 and a $375 monthly automobile allowance. The contract provides that if Mr. Van Voorhis is terminated other than for cause before July 24, 1999, he shall be paid his base salary until that date.

     Asif S. Ahmad is one of the two founders of ARC. He was the Chairman of the Board and Chief Executive Officer of ARC since it was incorporated in September 1987 until December 1993, and he remains a director of ARC. From July 1984 until the present, Mr. Ahmad has been practicing as a certified public accountant at his firm, Ahmad and Company, Certified Public Accountants. Mr. Ahmad is a member of Chartered Accountants Institute, Quebec and Ontario, Canada, and a member of the California State Board of Accountancy.

     Haig S. Bagerdjian is currently Senior Vice President, Business Development and General Counsel for Syncor International Corporation, a Chatsworth, California-based operator of domestic and international nuclear pharmacy service centers, at which he has been employed since 1991. From 1987 to 1991, he served in several executive level positions at Calmark Holding Corporation. He also was General Counsel for American Adventure, Inc., which was a subsidiary of Calmark Holding. Mr. Bagerdjian received a J.D. from Harvard Law School and is admitted to the State Bar of California.

     Since 1983, Vikram Dutt has been the President of Aaron, Dutt and Edwards, Inc. a Chicago, Illinois consulting firm specializing in consulting and administration of pension and profit sharing plans. Mr. Dutt received a B.S.in Chemical Engineering and an M.B.A. from the University of Illinois.

     Since 1978, Robert Loeffler has been a Director, Chairman of the Audit Committee and member of the Executive Committee and Compensation Committee at PaineWebber Group, Inc. From 1987 to 1991, Mr. Loeffler was attorney of counsel to Wyman, Bautzer, Kuchel & Silbert in Los Angeles, California. Prior to that, he spent ten years as Partner and Managing Partner at Jones, Day, Reavis & Pogue in Los Angeles prior to his retirement from the firm. From 1965 to 1973, Mr. Loeffler served in a variety of positions at the asset management company, Investors Diversified Services, Inc. (IDS), including Chief Legal Officer. Mr. Loeffler received an LL.B., magna cum laude from Harvard Law School. He is admitted to the state bars of New York, California, Minnesota and Oklahoma.

     Dr. Nagaraj P. Murthy is one of the two founders of ARC. He was Secretary and Treasurer since it was incorporated in 1987 until December 1993, and he remained the Secretary of ARC until April 1994. Dr. Murthy has been practicing as a dentist at his firm, Nagaraj P. Murthy, DDS, Inc. since 1979, and is a member of the American Dental Association and the California Dental Association.

     Jack Nelson, Esq. has served as the Chairman of the Board, Chief Executive Officer and Treasurer of Advanced NMR Systems, Inc., a public company, since June 1991, and was Vice Chairman from 1990 until June 1991. Mr. Nelson is also Chairman of the Board and Treasurer of Advanced Mammography Systems, a public company. From January 1986 to December 1993, Mr. Nelson was an attorney at the firm of Zaslowsky, Marx & Nelson.


--------------------------------------------------------------------------------

ITEM 11.   EXECUTIVE COMPENSATION

--------------------------------------------------------------------------------

     The Company currently compensates directors who are not also officers or employees of the Company ("outside" directors) for attending Board meetings and committee meetings in the form of stock options. Generally, outside directors will be granted options to purchase 100,000 shares of Class A Common Stock at the closing price determined on the date such person becomes a director of ARC. The options vest 25% upon becoming a director, with the remaining 75% vesting 25% per year over the next three years, subject to service as a director. Members of the Stock Option, Audit, and Compensation Committees receive $400 per meeting not held in conjunction with a regularly scheduled board meeting. William J. Young, James Ewan and Rodger Van Voorhis receive no compensation as directors. All directors are reimbursed for expenses incurred in attending board and committee meetings.


Executive Compensation
======================

     The following table sets forth the compensation for the Chief Executive Officer ("CEO") and each executive officer who received over $100,000 in cash compensation for the fiscal year ended December 31, 1996


                                                  Annual Compensation           Long-Term
                                            -------------------------------    Compensation
Name and Principal Positions     Year(3)    Salary      Bonus (4)   Other(1)    Options - #
----------------------------     ----       ------      -----       -------     -----------
William J. Young                 1996     $  235,000     $40,000  $  30,000            --
 President & Chief Executive     1995        150,000          --         --       500,000 (2)
 Officer                         1994        137,500          --         --       250,000

James Ewan                       1996        200,000      40,000     30,000            --
 President of SRC Vision         1995        160,000          --         --       300,000 (2)
                                 1994        100,000          --         --       150,000

Alan R. Steel                    1996        135,000      20,000     15,000            --
 Vice President, Finance and     1995        120,000          --         --       250,000 (2)
 Chief Financial Officer         1994         95,000          --         --       100,000

(1) Amounts represent sign-on bonuses. No individual listed in the table received aggregate other compensation exceeding $50,000 or 10% of the compensation reported in the table for such individual or group.

(2)    Includes 250,000, 150,000 and 100,000 options for Messrs. Young, Ewan and
       Steel,   respectively,   which  were  granted  in  replacement  of  those
       originally granted in 1994 after such 1994 options were canceled.

(3) Messrs. Young, Ewan and Steel jointed the Company in February, March and May 1994, respectively.

(4) Amounts represent 80% of 1996 bonuses which are payable in cash. The remaining 20% ($10,000 for Messrs. Young and Ewan, and $5,000 for Mr. Steel will be paid only if the Company achieves specified profit goals for 1997.


Employment Agreements
=====================

     Effective  February 1, 1994,  William J. Young became  President  and Chief
Executive Officer of the Company at a starting salary of $150,000. Mr. Young became Chairman of the Board on September 9, 1994. Mr. Young also received, during the first year of employment, a one-time payment of $25,000 to offset his relocation expenses and costs associated with the purchase of a new home. Mr. Young was also granted (i) options to purchase 150,000 shares of Class A Common Stock not under the Company's 1991 or 1994 Stock Option Plans exercisable at $4.62 per share, and (ii) 100,000 shares of Class A Common Stock under the 1994 Stock Option Plan exercisable at $4.875 per share, which vested at a rate of 33% per year. In 1995, these options were canceled and replaced with new options. Effective January 1, 1996, Mr. Young entered a new employment contract with the Company which provided for a sign-on bonus of $30,000 and an annual salary of $235,000. Effective January 1, 1997, Mr. Young entered a new employment contract which provided for an annual salary of $250,000. The new employment agreement replaced the previous agreement. The agreement provides that if Mr. Young is terminated by the Company at any time other than for cause, he is entitled to two years' salary as severance. Additionally, the Company provides Mr. Young with the use of a car.

     Effective May 1, 1994, Dr. James Ewan became President and Chief Executive Officer of SRC at a starting salary of $160,000. Dr. Ewan was also granted options to purchase 150,000 shares of Class A Common Stock under the 1994 Stock Option Plan exercisable at $3.50 per share. In 1995, these options were canceled and replaced by new options. Effective January 1, 1996, Dr. Ewan entered a new employment agreement with SRC which provided for a sign-on bonus of $30,000 and an annual salary of $200,000. Effective January 1, 1997, Dr. Ewan entered a new employment contract which provided for an annual salary of $225,000. The new employment agreement replaced the previous agreement. The agreement provides that if Dr. Ewan is terminated by SRC at any time other than for cause, he is entitled to two years' salary as severance. Furthermore, if William J. Young leaves the employ of the Company, Dr. Ewan may invoke the severance provision at his option. Dr. Ewan is also provided with the use of a car.

     Effective March 14, 1994, the Company entered into an employment agreement with Alan R. Steel, Vice President of Finance and Chief Financial Officer, for an annual salary of $120,000 per year. Mr. Steel was also granted options to purchase 100,000 shares of Class A Common Stock under the 1994 Stock Option Plan exercisable at $4.875 per share. In 1995, these options were canceled and replaced with new options. Additionally, the Company paid certain relocation expenses for Mr. Steel. Effective January 1, 1996, Mr. Steel entered a new employment contract with the Company which provided for a sign-on bonus of $15,000 and an annual salary of $135,000. Effective January 1, 1997, Mr. Steel entered a new employment contract which provided for an annual salary of $143,000. The new employment agreement replaced the previous agreement. The agreement provides that if Mr. Steel is terminated by the Company at any time, other than for cause, he is entitled to two years' salary as severance. Additionally, the Company provides Mr. Steel with the use of a car.


Limitation of Liability and Indemnification Matters
===================================================

     The Company's Restated Articles of Incorporation limit the liability of its directors. As permitted by amendments to the California General Corporation Law enacted in 1987, directors will not be liable to ARC for monetary damages arising from a breach of their fiduciary duty as directors in certain circumstances. Such limitation does not affect liability for any breach of a director's duty to ARC or its stockholders (i) with respect to approval by the director of any transaction from which he derives an improper personal benefit,
(ii) with respect to acts or omissions involving an absence of good faith, that he believes to be contrary to the best interest of ARC or its stockholders, that involve intentional misconduct or a knowing and culpable violation of law, that constitute an unexcused pattern or inattention that amounts to an abdication of his duty to ARC or its stockholders, or that show a reckless disregard for his duty to ARC or its stockholders in circumstances in which he was, or should have been aware, in the ordinary course of performing his duties, of a risk of serious injury to ARC or its stockholders, or (iii) based on transactions between ARC and its directors or another corporation with inter-related directors or on improper distributions, loans or guarantees under applicable sections of the California General Corporation Law. Such limitation of liability also does not affect the availability of equitable remedies such as injunctive relief or rescission. ARC has been informed that in the opinion of the Securities and Exchange Commission indemnification provisions, such as those contained in ARC's Restated Articles of Incorporation, are unenforceable with respect to claims arising under federal securities laws.

     ARC's Amended and Restated Bylaws provide that ARC shall indemnify its directors and officers to the full extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law, and ARC has entered into indemnity agreements with its directors and officers providing such indemnity.


Stock Options
=============

     There were no stock options granted to the named executive officers in 1996.

     The following table sets forth information concerning options exercised and held by each of the named executive officers, and the value of options held at December 31, 1996:

                                                           Number of Shares
                                                        Underlying Unexercised     Value of Unexercised
                                                           Options/SARs at        In-the-Money Options at
                         Number of                        December 31, 1996        December 31, 1996(1)
                          Shares                          -----------------        --------------------
                         Acquired        Dollar
Name                    On Exercise  Value Realized   Exercisable/Unexercisable  Exercisable/Unexercisable
----                    -----------  --------------   -------------------------  -------------------------

William J. Young             0              0              333,333/166,667           $300,000/$115,000

James Ewan                   0              0              200,000/100,000           $138,000/$69,000

Alan R. Steel                0              0              166,667/83,000            $115,000/$57,000

(1) Amounts are shown as the difference between exercise price and fair market value (based on the closing price of $1.69 per share at fiscal year end).

     No options were exercised by any of the Company's executive officers during the year ended December 31, 1996.


1991 and 1994 Stock Option Plans
================================

     The Company has adopted two stock option plans, the 1991 Stock Option Plan (the "1991 Plan") and the 1994 Stock Option Plan (the "1994 Plan") (collectively the "Plans"), covering 1,000,000 and 2,000,000 shares, respectively, of Class A Common Stock, pursuant to which officers, non-employee directors and employees of the Company, as well as other persons who render services to or are otherwise associated with the Company, are eligible to receive incentive and/or non-qualified stock options.

     The terms of the Plans are substantially the same. The 1991 Plan, which expires in December 2001, and the 1994 Plan, which expires in November 2004, are administered by the Stock Option Committee of the Board of Directors, currently consisting of Jack Nelson and Robert M. Loeffler. The selection of participants, allotments of shares, determination of price and other conditions of purchase of options will be determined by the Board or the Stock Option Committee at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the Plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Class A Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Class A Common Stock on the date of the grant. Non-qualified options granted under the Plans may be granted at less than the fair market value of the Class A Common Stock on the date of grant.

     As of December 31, 1996, options to purchase 67,000 shares of Class A Common Stock were available for future grant under the Plans.

     During the year ended December 31, 1996, an option covering 100,000 shares was granted to James K. Rifenbergh upon his appointment to the Company's Board of Directors. The options were not part of the 1991 or 1994 Stock Option Plans and were granted by approval of other members of the Company's Board of Directors. The options had an exercise price of $2.38 per share, vested 25% on the June 1, 1996 grant date and an additional 25% on each of the next three anniversary dates of the grant, and expired May 31, 2001. In January 1997, Mr. Rifenbergh resigned as a director.

     Subsequent to December 31, 1996, the Board of Directors granted the following options to the named, newly appointed directors:


                                               Exercise or
          Name and                Options      Base Price
Relationship to Company          Granted (1)    ($/Share)     Expiration       Vesting
-----------------------------    -----------    ---------     ----------       -------

Haig S. Bagerdjian, Director      100,000         $1.69        01/10/02     25% per year
                                                                            beginning 01/10/97

Vikram Dutt, Director             100,000         $1.69        01/10/02     25% per year
                                                                            beginning 01/10/97

Robert M. Loeffler, Director      100,000         $1.69        01/10/02     25% per year
                                                                            beginning 01/10/97

(1) Options granted to Messrs. Bagerdjian, Dutt and Loeffler were not part of the 1991 or 1994 Stock Option Plans and were granted by approval of other members of the Company's Board of Directors.


SRC Stock Option Plan
=====================

     Subsequent to December 31, 1996, the Board of Directors approved the adoption of the SRC Vision, Inc. 1997 Stock Option Plan (the "SRC Plan") covering 396,000 shares of SRC's common stock, pursuant to which officers, directors, employees and other persons providing significant services to SRC are eligible to receive incentive and/or non-qualified stock options. The SRC Plan, which expires in August 2007, is administered by the Stock Option Committee of SRC's Board of Directors. The selection of participants, allotments of shares, determination of price and other conditions of purchase of options will be determined by SRC's Board or the Stock Option Committee at its sole discretion in order to attract and retain persons instrumental to the success of SRC. Incentive stock options granted under the SRC Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of SRC's common stock on the date of the grant, except that the term of an incentive stock option granted under the SRC Plan to a shareholder owning more than 10% of the voting power of SRC on the date of grant may not exceed five years and its exercise price may not be less than 100% of the fair market value of the SRC common stock on the date of the grant. Non-qualified options granted under the SRC Plan may be granted at less than the fair market value of the SRC common Stock on the date of grant.

     The SRC Plan was established in contemplation of a possible future initial public offering ("IPO") of SRC common stock to raise long-term growth capital for SRC. While the Company has no current specific plans to effect such an offering, the Company's Board of Directors determined that it would be in the best interest of ARC, as the only stockholder of SRC, to "incentivize" key directors and employees of SRC prior to an IPO in order to retain the services of such individuals. The following table sets forth information with respect to SRC options granted to the named ARC executive officers subsequent to December 31, 1996:

                                                    Exercise
          Name and                 Number of         Price
     Relationship to SRC        Options Granted   ($/Share)(1)    Expiration        Vesting
     -------------------        ---------------   ------------    ----------        -------
William J. Young,                     42,660         $1.86        01/09/07     100% on 01/10/06 (2)
   Chairman of the Board

James Ewan, President                152,300         $1.86        01/09/07     100% on 01/10/06 (2)
   and Chief Executive Officer
   and Director

Alan R. Steel, Chief Financial        25,005         $1.86        01/09/07     100% on 01/10/06 (2)
   Officer and Director

     (1) The exercise price represents fair market value on the grant date as determined by independent valuation.

     (2) Upon completion of an IPO, vesting will accelerate to 100% on the third anniversary date of the IPO.

     In January 1997, a total of 342,445 options were granted to selected optionees under the SRC Plan on the same terms as indicated above for the named executives. Options to purchase 53,555 shares of SRC common stock are available for future grant under the SRC Plan.


1997 Restricted Stock Plan
==========================

     In January 1997, the Board of Directors adopted the 1997 Restricted Stock Plan (the "1997 Plan") to compensate for past performance, and to retain the services of, selected officers and directors of the Company and its subsidiaries. A maximum of 2,000,000 shares of Class A Common Stock may be issued under the 1997 Plan, which is administered by the Board of Directors. Subject to the provisions of the 1997 Plan, the Board may interpret the provisions of, and adopt amendments to, the plan. Stock awards under the 1997 Plan are subject to terms and conditions as determined by the Board.

     On January 10, 1997, the Board awarded restricted shares of Class A Common Stock to the following named executives of the Company:

     William J. Young            952,000 Shares
     James Ewan                  572,000 Shares
     Alan R. Steel               476,000 Shares

     As to 10% of the shares, such shares cannot be traded or transferred unless
(i) the employee remains in the employ of the Company until January 10, 2000 and
(ii) a payment of $1.80 per share is made by the employee to ARC. As to 90% of the shares, such shares cannot be traded or transferred unless, in addition to the conditions in the prior sentence, the market price of the stock as quoted by Nasdaq or other applicable stock exchange for any 30 consecutive days prior to the third anniversary date of the award is at least $20 per share. If any of these conditions are not met, the shares of stock will be forfeited and returned to the Company.


Report of the Compensation Committee on Executive Compensation
==============================================================

     During the fiscal year ended December 31, 1996, the Company had a Compensation Committee of the Board of Directors (the "Committee") consisting of directors Jack Nelson and Joseph A. DeRose or James Rifenbergh. Messrs. DeRose and Rifenbergh resigned as directors in June 1996 and January 1997, respectively, replaced in January 1997 by Robert M. Loeffler. The compensation of the executive officers of the Company, including those of the executive officers named in the Executive Compensation table above, is determined by the Committee.

     The Company's executive compensation programs are designed to:

     * provide competitive levels of base compensation in order to attract, retain, and motivate high quality employees;

     * tie individual total compensation to individual performance and the success of the Company; and

     * align the interests of the Company's executive officers with those of its stockholders.

     In the last several years, the Company has been transformed from a single business entity founded in 1987 to a holding company with three operating subsidiaries. Past and current compensation programs reflect the change in business organization. In view of the relatively brief evolution of the executive management team, the Company's executive compensation program has a limited history, with focus being upon base salary and stock-based compensation, such as grants of stock options and restricted stock.


Base Compensation
=================

     In determining base compensation for the Company's executive officers, the Committee assesses the relative contribution of each executive officer to the Company, the background and skills of each individual, and the particular opportunities and problems which the individual confronts in his position with the Company. These factors are then assessed in the context of competitive market factors, including competitive opportunities with other companies. The Committee may also supplement base compensation through discretionary bonuses and/or grants of stock-based compensation in the course of its ongoing assessments of the performance of the Company's executive officers. In making its assessments of the Company's executive officers, other than Mr. Young, the Committee gives significant consideration to the views of Mr. Young including with respect to awards of stock options.


Stock Options
=============

     The Committee believes that the Company, its shareholders, and its executive officers and other employees are well served by stock-based compensation. Accordingly, the Committee views options granted under the 1991 and the 1994 Plans, and the restricted stock grants under the 1997 Plan, as important to an effective executive compensation policy. The same rationale is also applicable to the Company's outside directors, pursuant to which awards are granted to new directors meeting specified criteria.


Chairman of the Board, President and Chief Executive Officer
============================================================

     In determining the compensation of the Chairman of the Board, President and Chief Executive Officer, the Committee focused upon the programs described above.

     Mr. Young, the Company's Chairman, President and Chief Executive Officer, was hired in February 1994. Mr. Young receives a base salary and has been granted stock options and restricted stock. The Committee believes that stock-based compensation granted to Mr. Young closely align his interests with those of the Company's stockholders.

     The Committee believes that the factors described in this report are significant for determining the Company's performance, and consequently, compensation of officers; but stockholders should be aware that these are not the only factors which influence Company stock value or overall performance, and that the same factor may not be the most significant in any succeeding period. Also, the achievement of targeted objectives by the Company in any period may not be solely indicative of the Company's future performance.


                                         Compensation Committee
                                         Robert M. Loeffler
                                         Jack Nelson

Compensation Committee Interlocks and Insider Participation
===========================================================

     During the fiscal year ended December 31, 1996, ARC's Board of Directors had a Compensation Committee consisting of two directors--Jack Nelson (for all of 1996) and Joseph DeRose (from January to June of 1996) or James K. Rifenbergh (from July to December 1996). Robert M. Loeffler was appointed to the Compensation Committee in January 1997 upon Mr. Rifenbergh's resignation from the Board. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities.


Comparative Stock Performance
=============================

     The chart below sets forth a line graph comparing the performance of the Company's Class A Common Stock against the Nasdaq Stock Market - US Index and a peer group index (Nasdaq Non-Financial Stock Index) for the period commencing March 10, 1992 (the date of the Company's initial public offering), and ending December 31, 1996. During the period from March 10, 1992, through December 31, 1993, the Company was primarily engaged in the design, manufacture, and marketing of laser diode devices. The Company purchased SRC, Pulsarr Holding b.v. and Ventek, Inc., manufacturers of vision systems used in defect identification and machine sorting and defect removal equipment, in 1994 and 1996. As most of the Company's competitors in these business segments are privately held, a directly comparable peer group index is not available. Therefore, the Nasdaq Non-Financial Stock Index was selected as the peer group index.

     The indices assume that the value of the investment in ARC Capital Class A Common Stock and each index was $100 on March 10, 1992, and that dividends were reinvested. The performance graph is provided as required under federal proxy rules.

[GRAPHIC OMITTED]


                           03/10/92     09/30/92      09/30/93     12/31/94     12/31/95      12/31/96
                           --------     --------      --------     --------     --------      --------

ARC Capital                $ 100.00     $ 122.66       $191.46    $   29.70     $  71.45      $  60.29
Nasdaq Stock Market-
  US Index                   100.00        93.88        122.96       122.55       173.31        213.18
Nasdaq Non-Financial
  Stocks                     100.00        88.79        115.60       114.55       159.63        193.95



Resignation of Directors
========================

     In June 1996, the Company's Board of Directors accepted the resignation of Joseph A. DeRose. In January 1997, the Company's Board of Directors accepted the resignation of James K. Rifenbergh.


--------------------------------------------------------------------------------

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

--------------------------------------------------------------------------------

     The following table sets forth certain information regarding the beneficial ownership of Class A Common Stock as of March 10, 1997, by (i) each person who is known by ARC to own beneficially more than 5% of outstanding Class A Common Stock; (ii) each of ARC's directors and named executive officers; and (iii) all executive officers and directors of ARC as a group:

                                                                Approximate
                                        Amount and Nature of    Percent of
     Name and Address                   Beneficial Ownership    Ownership(1)
     ----------------                   --------------------    ------------

     William J. Young                     1,566,300 (2) (4) (5)    10.5%
     2067 Commerce Drive
     Medford, OR 97504

     Allen & Company Incorporated           731,587 (3)             6.4%
        and Allen Holding, Inc.
     711 Fifth Avenue
     New York, NY 10022

     Dr. James Ewan                         872,000 (2) (5)         6.1%
     2067 Commerce Drive
     Medford, OR 97504

     Alan R. Steel                          726,000 (2) (5)         5.1%
     2067 Commerce Drive
     Medford, OR 97504

     Rodger A. Van Voorhis                  608,333 (6)             4.4%
     4217 West Fifth Avenue
     Eugene, OR 97402

     Nagaraj P. Murthy, DDS                 400,727 (5)             2.9%
     1601 North Long Beach Boulevard
     Compton, CA 90221

     Asif S. Ahmad                          367,394 (5)             2.7%
     249 East Ocean Boulevard
     Long Beach, CA 90802

     Jack Nelson, Esq.                       75,000 (5)                *
     c/o 2067 Commerce Drive
     Medford, OR 97504

     Vikram Dutt                             25,000 (5)                *
     150 North Wacker Drive
     Chicago, IL 60606

     Robert M. Loeffler                      25,000 (5)                *
     10701 Wilshire Boulevard #1401
     Los Angeles, CA 90024

     Haig S. Bagerdjian                      25,000 (5)                *
     20001 Prairie Street
     Chatsworth, CA 91311

     All executive officers and           2,541,121                18.9%
     directors as a group (10 persons)


 *     Less than 1%

     (1) Does not include any shares of Class A Common Stock issuable upon exercise of any options other than certain options held by such shareholder.

     (2) Includes 952,000, 572,000 and 476,000 shares of restricted stock owned by Messrs. Young, Ewan and Steel, respectively.

     (3) Pursuant to Schedule 13G, filed with the Securities and Exchange Commission on February 14, 1997, this amount includes 126,904 shares of Class A Common Stock issuable upon exercise of Class A Warrants and 604,683 shares of Class A Common Stock issuable upon exercise of Class B Warrants.

     (4) Consists of (i) 500,000 shares of Class A Common Stock issuable upon exercise of vested options; (ii) an aggregate of 14,000 shares of Class A Common Stock issuable upon exercise of 5,000 Class A Warrants and the exercise of the Class B Warrants underlying the Class A Warrants; (iii) 72,800 shares of Class A Common Stock issuable upon exercise of 52,000 Class B Warrants (of which 14,000 Class B Warrants are held by Mr. Young jointly with his spouse and 16,000 Class B Warrants are held by Mr. Young as trustee for his minor child), and (iv) 27,500 outstanding shares of Class A Common Stock.

     (5) Includes the currently vested portion of options held by Messrs. Ahmad (75,000 shares), Murthy (75,000 shares), Nelson (75,000 shares), Ewan (300,000 shares), Steel (250,000 shares), Dutt (25,000 shares), Loeffler (25,000 shares) and Bagerdjian (25,000 shares).

     (6) Consists of (i) 25,000 shares of Class A Common Stock owned by Whamdyne LLC; (ii) 333,333 shares of Class A Common Stock issuable pursuant to the terms of a $2,250,000 convertible note to Veneer Technology, Inc.; and (iii) 250,000 shares of Class A Common Stock issuable upon exercise of warrants owned by Veneer Technology, Inc. Mr. Van Voorhis is a 25% owner of Whamdyne, LLC and
Veneer Technology, Inc. and is, therefore, deemed to be a beneficial owner of such shares. See also "Certain Transactions."

     The Class A Common Stock and Class B Common Stock are substantially identical on a share-for-share basis. The holders of Common Stock vote as a single class on all matters to come before stockholders for a vote and may cumulate their votes in the election of directors upon giving notice as required by law. Each share of Class B Common Stock is automatically converted into one share of Class A Common Stock upon its sale or transfer, or the death of the holder.


Compliance With Section 16(a) of the Securities Exchange Act of 1934
====================================================================

     Under the federal securities laws, the Company's directors, executive officers, and any person holding more than 10% of the Company's Class A Common Stock, Redeemable Class A Warrants, Redeemable Class B Warrants or Units (consisting of shares of Class A Common Stock, Redeemable Class A Warrants and Redeemable Class B Warrants) are required to report their ownership of the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in this Proxy Statement any failures to file by these dates since the Company became public in March 1992. The Company knows of no instances of persons who have failed to file or have delinquently filed Section 16(a) reports within the most recently completed fiscal year except that one report covering beneficial ownership by Mr. Van Voorhis of Class A Common Stock was filed late.


--------------------------------------------------------------------------------

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

--------------------------------------------------------------------------------

     Concurrent with the Company's July 1996 acquisition of the assets, operations and name of Ventek, Inc. (the remaining business being renamed Veneer Technology, Inc. ("Veneer")), Rodger A. Van Voorhis was appointed a director of the Company. Mr. Van Voorhis remains a stockholder of Veneer, a private company engaged in real estate and other business.

     In  connection  with the  acquisition,  ARC issued the  following  notes to
Veneer:  (i) a 6.75% $1,000,000 note due in three years; (ii) a 6.75% $2,250,000 note due in three years convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash in three years, or (b) solely in cash in the event ARC Common Stock is delisted from the Nasdaq Stock Market. The $2,250,000 note also contains a provision giving Veneer the right to sell back to ARC up to 1,000,000 shares of ARC Class A Common Stock received upon conversion for consideration consisting of SRC common stock owned by ARC, but only if an IPO of SRC common stock is completed before the maturity date of the note.. The number of shares of SRC common stock to be paid shall be determined by dividing the total market value (as defined) of the shares of ARC Class A Common Stock to be sold by 70% of the IPO price of SRC's common stock.

     The Company also issued a warrant to purchase 1,000,000 shares of Class A Common Stock at $2.25 per share which vests over a four-year period subject to Ventek's meeting specified sales and earnings goals.

     In 1996, the Company authorized a 7.5%, $100,000 loan to Dr. Ewan, which loan was funded in 1997. The loan is secured by real property. The loan, including interest thereon, is to be forgiven at the rate of 25% per year over four years beginnining on the first anniversary of the loan date, provided Dr. Ewan remains an employee of the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 11, 1997                          ARC CAPITAL

                                     By:   /s/   William J. Young
                                           ----------------------
                                           William J. Young
                                           Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature                                    Title                          Date
     ---------                                    -----                          ----

/s/   William J. Young              Chairman of the Board of Directors,
------------------------------      Chief Executive Officer and President
William J. Young                                                              March 11, 1997

/s/   Alan R. Steel                 Chief Financial Officer, Principal
------------------------------      Financial and Accounting Officer
Alan R. Steel                                                                 March 11, 1997

                                    Director                                  March __, 1997
------------------------------
Asif S. Ahmad

/s/   Haig S. Bagerdjian            Director                                  March 11, 1997
------------------------------
Haig S. Bagerdjian

/s/   Vikram Dutt                   Director                                  March 14, 1997
------------------------------
Vikram Dutt

/s/   James Ewan                    Director                                  March 11, 1997
------------------------------
James Ewan

/s/   Robert M. Loeffler            Director                                  March 10, 1997
------------------------------
Robert M. Loeffler

/s/   Nagaraj P. Murthy             Director                                  March 28, 1997
------------------------------
Nagaraj P. Murthy

                                    Director                                  March __, 1997
------------------------------
Jack Nelson

                                    Director                                  March __, 1997
------------------------------
Rodger A. Van Voorhis


                                     PART IV


--------------------------------------------------------------------------------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

--------------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

    1,2.   Financial Statements and Schedules.

           The financial statements and schedules of the Company are set forth in the "Index to Financial Statements and Financial Statement Schedules" on page F-1.

    3.     Exhibits. The following exhibits are filed as a part of this report:

Exhibit
Number     Description
------     -----------

    3.1 Restated Articles of Incorporation of the Company as amended to date.(7)

    3.2    Restated and Amended By-Laws of the Company. (7)

    4.1 Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates). (1)

    4.2    Form of Underwriter's Unit Purchase Option. (1)

    4.3 Form of Class C Warrant Agreement (including form of Class C Warrant Certificate). (1)

    4.4    Form of Class D Warrant Agreement. (1)

    4.5    Form of Class F Warrant Agreement. (7)

    4.6    Form of Class G Warrant Agreement. (8)

    4.7    Form of Class H Warrant Agreement. (9)

    4.8    Form of Class I Warrant Agreement. (11)

    4.9    Form of Laidlaw Warrant Agreement. (7)

    4.10   Form of stock option agreement. (10)

    4.11   Form of 1997 Restricted Stock Plan and restricted stock agreement.
           (12)

   10.1    Stock Option Plan and form of option agreements. (1)

   10.2 Form of Indemnity Agreement between the Company and each of its officers and directors. (1)

   10.3 Settlement Agreement and License Agreement dated July 27, 1992, between Key Technology, Inc. and SRC Vision. (2)

   10.4 Employment Agreement between Alan R. Steel and the Company dated January 1, 1997.

   10.5 Employment Agreement between William J. Young and the Company dated January 1, 1997.

   10.6 Employment Agreement between William J. Young and SRC Vision, Inc. dated January 1, 1997.

   10.7 Employment Agreement between James Ewan and the Company dated January 1, 1997.

   10.8 Confidential Separation Agreement dated September 9, 1994, between the Company and William C. Patridge. (3)

   10.9 Convertible Subordinated Secured Note dated April 13, 1995, between ARC and Ilverton International, Ltd. (4)

   10.10 Form of Pledge and Security Agreement dated April 13, 1995, among ARC, Ilverton International, Ltd. and pledge holder. (4)

   10.11 Plan of Merger between ALS and ARC to effect an amendment to the Company's Articles of Incorporation to change the Company's name from Applied Laser Systems to ARC Capital. (5)

   10.12 Asset Purchase Agreement between Applied Laser Systems, Inc. and Coherent, Inc. dated September 22, 1995. (5)

   10.13 Stock Purchase Agreement dated March 1, 1996, (without exhibits) between Meijn Beheer b.v. and ARC Netherlands b.v., a wholly-owned subsidiary of the Company. (6)

   10.14 Stock Purchase Agreement dated March 1, 1996, between J. C. Scholt and ARC Netherlands b.v., a wholly-owned subsidiary of the Company.
           (6)

   10.15 Convertible Note dated March 1, 1996, issued in connection with that certain Stock Purchase Agreement dated March 1, 1996, between
           J. C. Scholt and ARC Netherlands b.v. (6)

   10.16 Subscription Agreement dated January 18, 1996, between the Company and Swiss American Securities, Inc. as agent for Credit Suisse related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (6)

   10.17 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,000,000 of convertible secured notes.
           (8)

   10.18 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (13)

   10.19 Asset Purchase Agreement dated July 24, 1996, by and among ARC, Ventek and the shareholders of Ventek. (11)

   10.20   $1,000,000 Note dated July 24, 1996, between ARC and Ventek. (11)

   10.21 $2,250,000 Convertible Note dated July 24, 1996, between ARC and Ventek. (11)

   10.22   $1,125,000 Note dated July 24, 1996, between ARC and Ventek. (11)

   10.23 Stock Appreciation Rights Agreement dated July 24, 1996 between ARC and Ventek. (11)

   10.24 Form of Employment Agreement dated July 24, 1996 between each of the four stockholders of Ventek and ARC. (11)

   10.25 Pledge and Security Agreement dated July 24, 1996, by and among ARC, ARC Subsidiary, Inc., Ventek and Solin and Associates, P.C. (11)

   10.26 Subscription Agreement dated May 14, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $1,600,000 of convertible secured notes.

   10.27 1997 SRC Vision, Inc. Stock Option Plan and forms of stock option agreements.

   23      Consent of Independent Public Accountants

   27      Financial Data Schedule

----------------------------------

  (1)      Previously filed as an exhibit to Form S-1 (File No. 33-45126).

  (2) Filed with the SEC on May 18, 1994, as an exhibit to the Company's Post Effective Amendment No. 5 to Form S-1 (File No. 33-45126).

  (3) Previously filed with the SEC on September 15, 1994, as an exhibit to ARC's current report on Form 8-K dated September 9, 1994.

  (4) Filed with the SEC on April 13, 1995, as an exhibit to the Company's Form 10-K.

  (5) Filed with the SEC on October 5, 1995, as an exhibit to the Company's Form 8-K dated October 2, 1995.

  (6) Filed with the SEC on March 6, 1996, as an Exhibit to the Company's Form 8-K dated March 1, 1996.

  (7)      Previously filed as an exhibit to Form S-3 (File No. 333-10847).

  (8) Filed with the SEC on April 14, 1996, as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.

  (9) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.

  (10)     Filed with the SEC as an exhibit to form S-1 (File No. 33-45126).

  (11) Filed with the SEC on July 30, 1996, as an exhibit to the Company's Form 8-K dated July 24, 1996.

  (12) Filed with the SEC on January 22, 1997, as an exhibit to the Company's Form 8-K dated January 9, 1997.

  (13) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.


(b)  Reports on Form 8-K:

           On October 7, 1996, a Form 8-K was filed regarding the acquisition of Ventek to include audited financial statements of the business acquired and related proforma financial information.

           On January 22, 1997, a Form 8-K was filed regarding the resignation of a director, the appointment of four new directors, and adoption of the 1997 Restricted Stock Plan.

                                   ARC Capital

         Index to Financial Statements and Financial Statement Schedules

                                                                        Page
                                                                        ----

Financial Statements
--------------------

     Report of Independent Accountants                                  F-2

     Consolidated Balance Sheets -
      December 31, 1996 and 1995                                        F-3

     Consolidated Statements of Operations -
      Fiscal Years Ended December 31, 1996, 1995 and 1994               F-4

     Statements of Shareholders' Equity -
      Fiscal Years Ended December 31, 1996, 1995 and 1994               F-5

     Consolidated Statements of Cash Flows -
      Fiscal Years Ended December 31, 1996, 1995 and 1994               F-6

     Notes to Consolidated Financial Statements                         F-7

Financial Statement Schedules
-----------------------------

     Schedule VIII - Valuation and Qualifying Accounts                  F-25

                            Price Waterhouse Opinion
                        Report of Independent Accountants

To the Board of Directors and Shareholders of ARC Capital:

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of ARC Capital and its subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PRICE WATERHOUSE LLP

Portland, Oregon
March 18, 1997

----------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Balance Sheets
----------------------------------------------------------------------------------------------------------------

                                                                                          December 31,
                                                                                --------------------------------
                                                                                     1996               1995
                                                                                -------------      -------------
                                                      ASSETS
                                                      ------
Current assets:
     Cash and cash equivalents (Note 1)                                         $   1,909,000      $   4,171,000
     Accounts receivable, net of allowance for doubtful
        accounts of $280,000 and $165,000 at
        December 31, 1996 and 1995, respectively (Note 1)                           4,979,000          1,904,000
     Inventories (Notes 1 and 3)                                                    8,132,000          3,810,000
     Prepaid expenses                                                                 391,000            506,000
                                                                                -------------      -------------

              Total current assets                                                 15,411,000         10,391,000
Property, plant and equipment, net (Notes 1, 4 and 7)                               6,488,000          4,693,000
Intangible assets, net (Note 5)                                                     7,876,000          1,885,000
Other assets                                                                        1,163,000            659,000
                                                                                -------------      -------------
                                                                                $  30,938,000      $  17,628,000
                                                                                =============      =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------

Current liabilities:
     Accounts payable                                                           $   1,897,000      $     769,000
     Short-term borrowings (Note 7)                                                   947,000                 --
     Accrued liabilities (Notes 6 and 10)                                           1,299,000            845,000
     Customer deposits (Note 1)                                                     2,463,000          1,083,000
     Accrued payroll                                                                  707,000            374,000
     Warranty reserve                                                                 479,000            408,000
     Current portion of notes payable (Note 7)                                      1,706,000             22,000
                                                                                -------------      -------------
              Total current liabilities                                             9,498,000          3,501,000
                                                                                -------------      -------------
Notes payable, less current portion (Note 7)                                       14,940,000          4,875,000
                                                                                -------------      -------------
Commitments and contingencies  (Note 10)

Shareholders' equity (Notes 9, 10 and 11): Common stock:
         Class A - no par value, one vote per share: 60,000,000
              shares authorized, 11,140,000 and 8,718,000 shares
              issued and outstanding at December 31, 1996 and
              1995, respectively                                                   25,648,000         22,966,000
         Class B - no par value, one vote per share:  3,000,000 shares authorized, 110,000 and 705,000 shares issued and
              outstanding at December 31, 1996 and 1995, respectively                  72,000            458,000
         Class E - no par value, one vote per share: 3,000,000 shares authorized, 0 and 497,000 shares issued and outstanding
              at December 31, 1996 and 1995 (subject to forfeiture)                        --            326,000
     Common stock warrants                                                          2,403,000          3,112,000
     Additional paid in capital                                                     2,797,000          1,500,000
     Accumulated deficit                                                          (24,370,000)       (19,110,000)
     Cumulative translation adjustment (Note 1)                                       (50,000)                --
                                                                                -------------      -------------
              Total shareholders' equity                                            6,500,000          9,252,000
                                                                                -------------      -------------
                                                                                $  30,938,000      $  17,628,000
                                                                                =============      =============




                   See Accompanying Notes to Consolidated Financial Statements.


-------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------


                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                   1996             1995              1994
                                                                   ----             ----              ----
Net sales (Note 1)                                            $ 29,938,000      $ 19,394,000     $ 11,922,000
Cost of sales                                                   15,794,000        11,194,000        8,537,000
                                                              ------------      ------------     ------------

Gross profit                                                    14,144,000         8,200,000        3,385,000
                                                              ------------      ------------     ------------

Operating expenses:
     Selling and marketing                                       4,662,000         3,255,000        2,636,000
     Research and development (Note 1)                           4,038,000         1,987,000        1,476,000
     General and administrative                                  3,549,000         1,933,000        4,438,000
     Goodwill amortization                                         633,000           371,000          347,000
     Charge for acquired in-process technology                   4,915,000                --               --
     Charge for royalty expense                                    647,000                --               --
                                                              ------------      ------------     ------------

                                                                18,444,000         7,546,000        8,897,000
                                                              ------------      ------------     ------------

Income (loss) from continuing operations
   before other income and expense                              (4,300,000)          654,000       (5,512,000)
Other income and expense:
     Gain on rescission of stock
         compensation - net (Note 10)                                   --           732,000               --
     Investment and other income                                   190,000           212,000          211,000
     Interest expense                                           (1,150,000)         (483,000)        (248,000)
                                                              ------------      ------------     ------------
Income (loss) from continuing operations
   before income taxes                                          (5,260,000)        1,115,000       (5,549,000)

Provision for income taxes (Note 8)                                     --                --               --
                                                              ------------      ------------     ------------

Income (loss) from continuing operations                        (5,260,000)        1,115,000       (5,549,000)

Loss from discontinued operations (Notes 1 and 12)                      --          (173,000)      (2,248,000)
                                                              ------------      ------------     ------------

Net income (loss)                                             $ (5,260,000)     $    942,000     $ (7,797,000)
                                                              =============     ============     ============
Earnings (loss) per share (Notes 1 and 11):
     Continuing operations                                    $       (0.46)    $       0.12     $      (0.57)
     Discontinued operations                                           0.00            (0.02)           (0.23)
                                                              -------------     ------------     ------------

         Total                                                $       (0.46)    $       0.10     $      (0.80)
                                                              =============     ============     ============

Weighted average shares outstanding (Notes 1 and 11)             11,486,000         9,451,000       9,703,000
                                                              =============     =============    ============




                    See Accompanying Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Shareholders' Equity (Deficit)
------------------------------------------------------------------------------------------------------------------------------------

                             Class A                Class B             Class E
                          Common Stock           Common Stock        Common Stock      Common    Additional               Cumulative
                          ------------           ------------        ------------       Stock     Paid in   Accumulated  Translation
                      Shares      Amount     Shares     Amount    Shares    Amount    Warrants    Capital     Deficit    Adjustments
                      ------      ------     ------     ------    ------    ------    --------    -------     -------    -----------
Balance,
 December 31, 1993  6,000,000  $12,719,000   971,000  $ 630,000  497,000  $ 326,000  $3,076,000  $1,500,000  $(12,255,000) $     --
Stock compensation     12,000       15,000        --         --       --         --          --          --            --        --
Common stock issued
 through Regulation
 S offering         3,000,000   10,793,000        --         --       --         --          --          --            --        --
Repurchase of Class
 A Common Stock       (40,000)    (104,000)       --         --       --         --          --          --            --        --
Conversion of Class
 B to Class A
 Common Stock         253,000      164,000  (253,000)  (164,000)      --         --          --          --            --        --
Exercise of  warrants   8,000       34,000        --         --       --         --      (5,000)         --            --        --
Issuance of warrants       --           --        --         --       --         --      26,000          --            --        --
Net loss                   --           --        --         --       --         --          --          --    (7,797,000)       --
                    ---------  -----------  --------  ---------  -------  ---------  ----------  ----------  ------------  --------

Balance,
 December 31, 1994  9,233,000   23,621,000   718,000    466,000  497,000    326,000   3,097,000   1,500,000   (20,052,000)       --
Rescission of stock
 compensation, net   (612,000)    (747,000)       --         --       --         --          --          --            --        --
Issuance of Class
 F Warrants in
 connection with
 debt issuance             --           --        --         --       --         --      15,000          --            --        --
Conversion of Class
 B to Class A
 Common Stock          13,000        8,000   (13,000)    (8,000)      --         --          --          --            --        --
Exercise of options    84,000       84,000        --         --       --         --          --          --            --        --
Net income                 --           --        --         --       --         --          --          --       942,000        --
                    ---------  -----------  --------  ---------  -------  ---------  ----------  ----------  ------------  --------

Balance,
 December 31, 1995  8,718,000   22,966,000   705,000    458,000  497,000    326,000   3,112,000   1,500,000   (19,110,000)       --
Redemption of Class
 E Common Stock            --           --        --         -- (497,000)  (326,000)         --     326,000            --        --
Expiration of Class
 E Warrants                --           --        --         --       --         --    (971,000)    971,000            --        --
Issuance of Class G,
 H, I and J Warrants       --           --        --         --       --         --     262,000          --            --        --
Conversion of Class
 B to Class A
 Common Stock         595,000      386,000  (595,000)  (386,000)      --         --          --          --            --        --
Common Stock issued
 through Regulation
 S Offering         1,400,000    1,571,000        --         --       --         --          --          --            --        --
Exercise of options    83,000       80,000        --         --       --         --          --          --            --        --
Partial conversion
 of Note Payable      344,000      645,000        --         --       --         --          --          --            --        --
Translation adjustment     --           --        --         --       --         --          --          --            --   (50,000)
Net loss                   --           --        --         --       --         --          --          --    (5,260,000)       --
                    ---------  -----------  --------  ---------  -------  ---------  ----------  ----------  ------------  --------
Balance,
 December 31, 1996 11,140,000  $25,648,000   110,000  $  72,000       --  $      --  $2,403,000  $2,797,000  $(24,370,000) $(50,000)
                    =========  ===========  ========  =========  =======  =========  ========== ===========  ============  ========



                    See Accompanying Notes to Consolidated Financial Statements.


----------------------------------------------------------------------------------------------------------------
ARC Capital

Consolidated Statements of Cash Flows
----------------------------------------------------------------------------------------------------------------

                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                       1996            1995             1994
                                                                  ------------     ------------     ------------
Cash flows from operating activities:
   Net (loss) income                                              $ (5,260,000)    $    942,000     $ (7,797,000)
   Loss from discontinued operations                                        --          173,000        2,248,000
                                                                  ------------     ------------     ------------

   (Loss) income from continuing operations                         (5,260,000)       1,115,000       (5,549,000)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Charge for acquired in-process technology                       4,915,000               --               --
     Charge for royalty expense                                        247,000               --               --
     Cash outflows related to discontinued operations                       --         (728,000)      (1,606,000)
     Provision for restructuring adjustments                                --               --          930,000
     Depreciation and amortization                                   1,263,000          831,000          744,000
     Stock compensation                                                     --         (732,000)              --
     Changes  in  assets  and   liabilities
       (net of amounts purchased in acquisition):
       Accounts receivable                                          (1,741,000)        (122,000)        (776,000)
       Inventories                                                    (581,000)         402,000         (175,000)
       Prepaid expenses and other assets                               156,000         (399,000)        (189,000)
       Accounts payable, short-term borrowings,
         accrued liabilities, customer deposits,
         accrued payroll, and warranty reserve                          51,000          219,000          431,000
                                                                  ------------     ------------     ------------

         Net cash (used in) provided by operating activities          (950,000)         586,000       (6,190,000)
                                                                  ------------     ------------     ------------

Cash (used in) provided by investing activities:
   Proceeds from sale of ALSO                                               --        1,052,000               --
   Acquisition of SRC Vision                                                --               --       (8,100,000)
   Acquisition of Pulsarr/Ventek - net                              (5,984,000)              --               --
   Purchases of property and equipment                              (1,527,000)        (598,000)        (468,000)
   Collection (issuance) of notes receivable - net                          --          280,000         (370,000)
                                                                  ------------     ------------     ------------

         Net cash provided by (used in) investing activities        (7,511,000)         734,000       (8,938,000)
                                                                  ------------     ------------     ------------

Cash (used in) provided by financing activities:
   Notes payable to related parties, net                                    --               --         (202,000)
   Notes payable to bank and others, net                             4,621,000        2,137,000          (39,000)
   Proceeds from common stock issuances                              1,896,000               --       10,793,000
   Proceeds from exercise of stock options                              82,000           84,000               --
   Proceeds from exercise of warrants                                       --               --           29,000
   Repurchase of Class A Common Stock                                       --               --         (104,000)
   Debt issuance costs                                                (400,000)        (160,000)              --
                                                                  ------------     ------------     ------------

         Net cash provided by financing activities                   6,199,000        2,061,000       10,477,000
                                                                  ------------     ------------     ------------

Net (decrease) increase in cash                                     (2,262,000)       3,381,000       (4,651,000)

Cash and cash equivalents, beginning of the period                   4,171,000          790,000        5,441,000
                                                                  ------------     ------------     ------------

Cash and cash equivalents, end of the period                      $  1,909,000     $  4,171,000     $    790,000
                                                                  ============     ============     ============
Supplemental cash flow information:
   Cash paid for:
     Interest                                                     $    809,000     $    372,000     $    251,000
                                                                  ============     ============     ============








                    See Accompanying Notes to Consolidated Financial Statements.

                          ARC CAPITAL AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

--------------------------------------------------------------------------------

     Basis of Presentation:
     ----------------------
     The consolidated financial statements include the accounts of ARC Capital ("ARC" or the "Company") and its four wholly-owned subsidiaries, SRC Vision, Inc. ("SRC"); Ventek, Inc. ("Ventek"); ARC Netherlands B.V. and its respective wholly-owned subsidiary, Pulsarr Holding B.V. ("Pulsarr"); and Applied Laser Systems, Inc. of Oregon ("ALSO").

     ALSO designed, developed, manufactured and marketed laser diode devices, incorporating its visible laser module, and "no-light" products based on technology for illumination with infrared laser systems. In October 1995, the Company sold the operations of ALSO to Coherent, Inc. for cash (see Note 12).

     In February 1994, the Company acquired all of the issued and outstanding capital stock of SRC for $8,100,000 in cash. In March 1996, the Company acquired all of the issued and outstanding stock of Pulsarr for $7.8 million in cash and a note. In July 1996, the Company acquired the business and certain assets of Ventek, subject to certain liabilities, for $5.1 million in notes. The operations of each of the three acquired entities are included in the consolidated financial results since their respective acquisition dates. Through these subsidiaries, the Company designs, manufactures and markets computer-aided vision defect detection and sorting and defect removal equipment for use in a variety of industries, including food processing, wood products and recycling. The Company's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood and plastic. The Company sells its products throughout the world (see Note 13).

     Use of Estimates:
     -----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Accounting Period:
     ------------------
     The Company utilizes a 52-53 week fiscal year ending on the Sunday closest to the end of the fiscal period. Fiscal periods shown ended December 29, 1996, December 31, 1995 and January 1, 1995. In these financial statements, the fiscal periods are shown as December 31, 1996, December 31, 1995 and December 31, 1994, for clarity of presentation.

     Cash Equivalents:
     -----------------
     A For financial reporting purposes, cash equivalents consist primarily of money market instruments and bank certificates of deposit that have original maturities of three months or less.

     Concentrations of Credit Risk:
     ------------------------------
     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of money market instruments and trade receivables. The Company invests its excess cash in money market instruments and certificates of deposit with high credit quality financial institutions, and by policy, limits the amount of credit exposure to any one issuer. Concentrations of credit risk with respect to trade receivables exist because the Company's subsidiaries rely heavily on a relatively small number of customers (see Note 13). The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses, to date, have been within management's expectations.

     Inventories:
     ------------
     Manufacturing inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

     Property, Plant, and Equipment:
     -------------------------------
     Property, plant and equipment are stated at cost. Depreciation and amortization are computed by either the straight-line or an accelerated method over the estimated useful lives of the assets, which range from 3 to 30 years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

     Intangible Assets:
     ------------------
     Intangible assets primarily represent the excess of the purchase price of acquisitions over the fair value of net assets acquired ("goodwill"). Intangible assets also represent costs allocated to existing technologies and other specifically identifiable assets arising from business acquisitions. Intangible assets are being amortized on the straight-line basis over seven to fifteen years (see Note 5). The Company assesses the recoverability of its intangible assets as described under Long-Lived Assets below.

     Long-Lived  Assets:
     ------------------
     In March 1995, the Financial Accounting Standards Board issued the Statement of Financial Accounting Standard No. 121 (FAS 121), "Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of." FAS 121 requires that long-lived assets and certain identifiable intangible assets to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that expected future cash flows (undiscounted and without interest charges) for individual subsidiaries may not be sufficient to support the recorded assets. If undiscounted cash flows are not sufficient to support the recorded assets, an impairment is recognized to reduce the carrying value of the assets based on expected discounted cash flows of the subsidiary. The Company adopted the statement in fiscal 1996; however, the adoption did not have a material impact on the Company's financial statements.

     Revenue Recognition:
     --------------------
     The Company recognizes revenue upon shipment of products or upon the customer's acceptance of the product, as contractually agreed. Customer deposits represent monies received in advance of shipment of products.

     Research and Development Costs:
     -------------------------------
     Research and development costs are expensed as incurred. Research and development expense is related to developing new products and to improving existing products or processes.

     Earnings (Loss) Per Share:
     --------------------------
     Earnings (loss) per share has been computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Class E shares have been excluded from the net earnings (loss) per share calculation as they were considered to be "contingent shares" and anti-dilutive for purposes of the calculation. Class B shares have been considered outstanding on an "as if converted" basis from the date the underlying stock was issued (see Note 11).

     Changes in Classification:
     --------------------------
     Certain reclassifications have been made to the fiscal 1995 and 1994 financial statements to conform with the financial statement presentation for fiscal 1996. Such reclassifications had no effect on the Company's net loss or shareholders' equity.

     Income Taxes:
     -------------
     The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), "Accounting for Income Taxes." FAS 109 requires the recognition of deferred tax assets and liabilities for the expected tax effects from differences between the financial reporting and tax bases of assets and liabilities. In estimating future tax effects, FAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates.

     Stock-Based Compensation:
     -------------------------
     The Company uses the intrinsic value based method in accounting for its stock option plans as prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" (see Note 9).

     Fair Value of Financial Assets and Liabilities:
     -----------------------------------------------
     Statement of Financial Accounting Standards No. 107, "Disclosures About Fair Value of Financial Instruments," requires disclosure of the fair value of certain financial assets and liabilities. The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1996.

     Foreign Currency Translation:
     -----------------------------
     All assets and liabilities of foreign subsidiaries are translated into U.S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders' equity.


--------------------------------------------------------------------------------

NOTE 2 - ACQUISITION STRATEGY AND RESTRUCTURING

--------------------------------------------------------------------------------

     In 1993, the Company established a long-term growth through acquisition strategy. In connection with its strategy, the Company adjusted its organization and capital structure at the end of 1993 and the beginning of 1994 which transformed the Company into a "platform" company, with each of its business units operating as a separate subsidiary. ARC intended to use, and has used, a portion of the approximately $17,692,000 raised in 1993 and 1994 in Regulation S offerings and/or its securities to acquire other companies with certain key or proprietary technology, know-how, licenses or other assets which, in the opinion of management, had potential to contribute to the long-term growth of ARC in either its current or new businesses.

     In February 1994, ARC acquired all of the issued and outstanding capital stock of SRC for $8.1 million in cash (see Note 5). Between March and September 1994, new management of the Company terminated discussions with five other acquisition candidates after performing due diligence procedures. The costs associated with these terminated acquisitions aggregated $648,000 and are included in general and administrative expenses.

     Restructuring:
     --------------
     In September 1994, the Company adjusted its platform and ALSO operations due to the winding down of the acquisition activities described above and a change in product line direction, respectively. William C. Patridge resigned as Chairman of the Board. Including Mr. Patridge's resignation, the platform was reduced from eleven to five employees. At ALSO, the high-powered laser project was canceled due to the perceived lack of market for the product and to redirect available resources to remaining product lines. The employee count at ALSO was reduced by approximately 29%. Restructuring adjustments recorded in 1994 included write-downs for idled assets and excess inventories, employee severance costs, legal and settlement costs associated with due diligence and terminating acquisitions, specifically identified warranty issues and related items. These adjustments were reflected as increased cost of sales ($138,000) and operating expenses ($1,130,000), or if related to ALSO, they are included in loss from discontinued operations ($1,250,000).


--------------------------------------------------------------------------------

NOTE 3 - INVENTORIES

--------------------------------------------------------------------------------

     Inventories consist of the following:

                                                         December 31,
                                                -------------------------------
                                                     1996              1995
                                                -------------     -------------

     Raw materials                              $   2,662,000     $   1,242,000
     Work-in-process                                2,234,000           889,000
     Finished goods                                 3,236,000         1,679,000
                                                -------------     -------------

                                                $   8,132,000     $   3,810,000
                                                =============     =============


     The increase is due principally to the acquisition of Pulsarr and Ventek in the current year (see Note 5).


--------------------------------------------------------------------------------

NOTE 4 - PROPERTY, PLANT AND EQUIPMENT

--------------------------------------------------------------------------------

     Property, plant and equipment consists of the following:

                                                         December 31,
                                                 ------------------------------
                                                    1996             1995
                                                 -------------    -------------

     Land                                        $   1,339,000    $     879,000
     Buildings                                       4,780,000        3,449,000
     Machinery and equipment                           799,000          342,000
     Furniture, fixtures and office equipment          988,000          820,000
                                                 -------------    -------------

                                                     7,906,000        5,490,000
     Less:  accumulated depreciation                (1,418,000)        (797,000)
                                                 -------------    -------------

                                                 $   6,488,000    $   4,693,000
                                                 =============    =============


     Substantially all of the property, plant and equipment is secured by various mortgage notes payable (see Note 7). Depreciation expense aggregated $630,000, $460,000 and $397,000, respectively, for 1996, 1995 and 1994.


--------------------------------------------------------------------------------

NOTE 5 - ACQUISITIONS

--------------------------------------------------------------------------------

     SRC:
     ----
     On February 2, 1994, the Company purchased all of the outstanding shares of stock of SRC for $8,100,000 in cash. The Company has accounted for this acquisition using the purchase method. The cost of the acquisition was allocated to the assets acquired and liabilities assumed on the basis of their fair values at the date of acquisition. Goodwill of $2,632,000 was recorded as the difference between the acquisition cost and the fair values of the assets acquired and liabilities assumed. The Company is amortizing goodwill over seven years using the straight-line method. Goodwill amortization for 1996, 1995 and 1994 was $371,000, $371,000 and $347,000, respectively.

     Pulsarr:
     --------
     On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for cash of $6.5 million and notes payable aggregating $1.3 million (see Note 7). The acquisition is accounted for under the purchase method of accounting. The $7.8 million purchase price was allocated based on the fair values of the identifiable assets of Pulsarr as follows: $1.1 million represents the fair values of net tangible assets of Pulsarr, $4.9 million represents acquired in-process technology which was charged to operations in the quarter ended March 31, 1996, and the remainder of $1.8 million represents existing technologies and goodwill to be amortized over 15 years. Existing technology and goodwill amortization for the year ended December 31, 1996 was $100,000. The fair values of the acquired in-process technologies and existing technologies and goodwill were determined from independent appraisals received by the Company.

     Ventek:
     -------
     On July 24, 1996, the Company acquired certain assets and the business of Ventek, subject to certain liabilities. The purchase price was approximately $5.1 million in notes and other securities: (i) a 6.75% $1,000,000 note due in three years; (ii) a 6.75% $2,250,000 note due in three years convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash in three years, or (b) solely in cash in the event ARC Common Stock is delisted from the Nasdaq Stock Market. The Company also issued a warrant to purchase 1,000,000 shares of Class A Common Stock which vests over a four year period subject to Ventek meeting specified sales and earnings goals. The acquisition is accounted for under the purchase method of accounting. The $5.1 million purchase price was allocated based on the fair values of the identifiable assets of Ventek as follows: $0.2 million represents the fair values of net tangible assets of Ventek, and the remainder of $4.9 million represents goodwill to be amortized over 15 years. Goodwill amortization for the year ended December 31, 1996 was $162,000.

     The consolidated results of operations for the Company include SRC's, Pulsarr's and Ventek's results of operations from their respective acquisition dates.

     Unaudited Proforma Statements of Operations:
     --------------------------------------------
     The unaudited proforma condensed combined statements of operations, shown below as supplemental information, assumes the acquisitions of Pulsarr and Ventek occurred as of the beginning of 1996 and 1995. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the acquisitions occurred as of the beginning of the years presented. Unaudited proforma condensed combined statements of operations for 1996 and 1995 are as follows:

                                                      Proforma (unaudited)
                                                 ------------------------------
                                                     1996              1995
                                                 -------------    -------------

     Sales                                       $  34,945,000    $  35,422,000
                                                 =============    =============
     Gross profit                                $  17,803,000    $  19,729,000
                                                 =============    =============
     Net income                                  $   1,796,000    $   2,823,000
                                                 =============    =============
     Earnings per share                          $        0.15    $        0.22
                                                 =============    =============


     The $4.9 million charge for in-process technologies is excluded from the above proforma information.

     Supplemental Cash Flow Disclosures Relating to Acquisitions:
     ------------------------------------------------------------
     In 1996, the Company paid $5,984,000 in cash, net of cash acquired, as part of the cost to acquire Pulsarr and Ventek as follows:

     Fair value of tangible assets acquired                       $   6,997,000
     Acquired existing and in-process technologies                    6,653,000
     Goodwill and other intangible assets                             4,987,000
     Liabilities assumed                                             (6,368,000)
     Issuance of acquisition notes and warrants                      (6,285,000)
                                                                  -------------

     Cash paid                                                    $   5,984,000
                                                                  =============


--------------------------------------------------------------------------------

NOTE 6 - ACCRUED LIABILITIES

--------------------------------------------------------------------------------

     Accrued liabilities consist of the following:

                                                         December 31,
                                                -------------------------------
                                                    1996               1995
                                                -------------     -------------

     Commissions and royalties                  $     192,000     $     530,000
     Legal claims and fees                            431,000           185,000
     Interest                                         220,000            48,000
     Other                                            456,000            82,000
                                                -------------     -------------

                                                $   1,299,000     $     845,000
                                                =============     =============


--------------------------------------------------------------------------------

NOTE 7 - FINANCING ARRANGEMENTS

--------------------------------------------------------------------------------

     Short-term borrowings represent Pulsarr's outstanding borrowings pursuant to its operational line of credit. As of December 31, 1996, Pulsarr had borrowings under this line of credit totaling $947,000. The maximum borrowing capacity under this line is approximately $1,145,000 (2,000,000 Dutch Guilders). The line of credit is secured by receivables and inventories of Pulsarr. As of December 31, 1996, the interest rate was 4.375%.

     Long-term debt consists of the following:

                                                          December 31,
                                                -------------------------------
                                                    1996               1995
                                                -------------     -------------

     Mortgage note (SRC)                        $   2,715,000     $   2,737,000
     Mortgage notes (Pulsarr)                       1,962,000                --
     10.25% convertible note                        1,515,000         2,160,000
     6.75% convertible note                         3,400,000                --
     Pulsarr acquisition note                         316,000                --
     6% convertible note                              927,000                --
     6.75% note (Ventek)                            1,000,000                --
     6.75% convertible note (Ventek)                2,250,000                --
     Ventek note                                    1,529,000                --
     Technical development grant                    1,032,000                --
                                                -------------     -------------

                                                   16,646,000         4,897,000
     Less:  current maturities                     (1,706,000)          (22,000)
                                                -------------     -------------

                                                $  14,940,000     $   4,875,000
                                                =============     =============


     The SRC mortgage note is payable to a bank in monthly installments of $23,000 including interest at 9.5%, with the remaining unpaid balance due on February 15, 2003. In February 1996, and every three years thereafter until maturity, the note provides that the interest rate will be adjusted to 3.5%
above the prime rate. While a normal February 1996 adjustment would have resulted in a rate of 12%, the holder of the note has agreed to fix the interest rate at 9.5% until February 1999. The note is secured by all of SRC's property, plant and equipment. The loan agreement contains certain covenants and restrictions including limitations on incurrence of debt and payment of dividends.

     The Pulsarr mortgage notes are payable to a bank and consist of the following: (i) a note for $552,000 payable in equal monthly installments over 13 years, bearing interest at 4.25% as of December 31, 1996 and (ii) a note for $1,410,000 payable in equal monthly installments over 26 years, bearing interest at 7.85% as of December 31, 1996. The interest rate for the 13-year note changes monthly based on the Amsterdam Inter-Bank Offering Rate (AIBOR). The interest rate on the 26-year note is based on the bank's long-term rates and is fixed at 7.85% through 2001. The notes are secured by Pulsarr's land and building, as well as a restricted cash deposit of $285,000 as of December 31, 1996. The deposit earns interest at a variable rate and will be reduced as Pulsarr makes principal payments when due. The deposit is included in Other assets in the accompanying Consolidated Balance Sheets.

     On April 13, 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note is 10.25% and is payable twice yearly. The principal amount is due in April 1997. The note is secured by the issued and outstanding capital stock of ARC's wholly-owned subsidiary, SRC. The note is convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company paid a finders fee of $160,000 and issued 300,000 warrants to purchase Class A Common Stock at $1.875 per share. In October 1996 and March 1997, $645,000 and $250,000 of principal of the note were converted into 344,000 and 133,333 shares of Class A Common Stock, respectively.

     In April 1996, in connection with the acquisition of Pulsarr, the Company raised a net of $3,000,000 in a private placement of $3,400,000 of convertible secured notes. The notes bear interest at 6.75% payable quarterly. The interest rate may be adjusted upward on each anniversary date of the notes if the market price of the Company's Class A Common Stock fails to reach certain levels. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount will be due in April 2001. The notes are secured by 54% of the stock of ARC Netherlands B.V., a wholly-owned subsidiary of the Company established to purchase Pulsarr. The notes are convertible into the Company's Class A Common Stock at $2.125 per share. In connection with the borrowing, the Company paid a finder's fee of $400,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share.

     The Pulsarr acquisition note and 6% convertible note arose from the Company's purchase of 20% of Pulsarr's stock from J. C. Scholt, Pulsarr's managing director. The Pulsarr acquisition note is payable in five equal annual installments beginning March 1, 1997. The 6% convertible note bears interest at 6% payable annually; is due in one installment on the earlier of (i) February 28, 2001, (ii) upon termination of Mr. Scholt's employment agreement other than for cause, or (iii) upon Mr. Scholt's death to his heirs; is secured by 20% of the stock of Pulsarr; and is convertible into ARC Class A Common Stock at $2.22 per share.

     ARC  issued the  following  notes in  connection  with the  acquisition  of
Ventek: (i) the 6.75% $1,000,000 note due July 23, 1999; (ii) a 6.75% $2,250,000 note due July 23, 1999 convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a $1,125,000 note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash on July 23, 1999, or (b) solely in cash in the event ARC Common Stock is delisted from the Nasdaq Stock Market. The $1,125,000 note and stock appreciation rights payable was valued at $1,529,000 on the acquisition date based upon an independent appraisal received by the Company. All three notes are secured by all of the issued and outstanding shares of Ventek. The three notes are payable to Veneer Technology, Inc. a company owned by the four former stockholders of Ventek, all of whom are current employees of the Company. The 6.75% $2,250,000 note also contains a provision that, upon an initial public offering ("IPO") of the common stock of one or more of, or any combination of, SRC, Pulsarr and Ventek (together, "Subsidiary"), but only if such IPO occurs during the term of the note, the noteholder shall have the right to sell back to ARC up to 1,000,000 shares of ARC Class A Common Stock received upon conversion for consideration consisting of Subsidiary common stock owned by ARC. The number of shares of Subsidiary common stock to be paid shall be determined by dividing the total market value (as defined) of the shares of ARC Class A Common Stock to be sold by 70% of the IPO price of Subsidiary's common stock.

     Pulsarr has a conditional obligation to repay a technical development loan received from the government of the Netherlands should the development of certain technologies prove to be commercially successful. If the technologies are commercially successful, the technical development loan must be repaid at a rate of 11% of net sales of the products including such technologies, and bears interest at a rate of 8% per annum from the date the technologies become commercially successful. If the technologies are not commercially successful, there is no obligation to repay the loan. The Company is currently developing these technologies and expects that such technologies will be commercially successful. If the Company should discontinue development of these technologies, the Company will recognize a gain on the forgiveness of this liability.

     As of December 31, 1996,  the  aggregate  amount of minimum  maturities  of
long-term    debt   are   as    follows:    1997--$1,706,000;    1998--$193,000;
1999--$4,975,000; 2000--$198,000; 2001--$4,528,000; and thereafter $5,046,000.


--------------------------------------------------------------------------------

NOTE 8 - INCOME TAXES

--------------------------------------------------------------------------------

     Income (loss) from continuing operations before income taxes is composed of the following:

                                   1996             1995              1994
                              -------------     -------------     -------------

     Domestic                 $      75,000     $   1,115,000     $  (5,549,000)
     Foreign                     (5,335,000)               --                --
                              -------------     -------------     -------------

                              $  (5,260,000)    $   1,115,000     $  (5,549,000)
                              =============     =============     =============


     The components of the provision for income taxes are as follows:


                                   1996             1995              1994
                              -------------     -------------     -------------

     Federal:
       Current                $         --      $         --      $          --
       Deferred                   (124,000)          386,000         (2,582,000)
                              ------------      ------------      -------------

         Total Federal            (124,000)          386,000         (2,582,000)
                              ------------      ------------      -------------

     State:
       Current                          --                --                 --
       Deferred                    (14,000)           45,000           (304,000)
                              ------------      ------------      -------------

         Total State               (14,000)           45,000           (304,000)
                              ------------      ------------      -------------

     Increase (decrease) in
       valuation allowance         138,000          (431,000)         2,886,000
                              ------------      ------------      -------------

         Total provision      $         --      $         --      $          --
                              ============      ============      =============


     The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                         December 31,
                                                -------------------------------
                                                    1996               1995
                                                -------------     -------------

Deferred tax asset:
     Loss carry-forwards                        $   6,181,000     $   6,403,000
     Reserves and accruals                            454,000           346,000
     Research and development costs                   167,000           226,000
     Property basis differences                       520,000           341,000
                                                -------------     -------------

                                                    7,322,000         7,316,000
Deferred tax liability:
     Royalty                                               --          (132,000)
                                                -------------     -------------

Net deferred tax asset before
  valuation allowance                               7,322,000         7,184,000

Deferred tax asset valuation allowance             (7,322,000)       (7,184,000)
                                                -------------     -------------

                                                $          --     $          --
                                                =============     =============


     The deferred tax asset has been fully reserved in accordance with FAS 109 because the Company cannot anticipate future taxable income to realize the potential benefits of the gross deferred tax asset.

     The provision for (benefit from) income taxes differs from an amount computed using the statutory federal income tax rate as follows:

                                                                             Year Ended December 31,
                                                                  ----------------------------------------------
                                                                       1996            1995             1994
                                                                  ------------     ------------     ------------
     Provision for (benefit from) income taxes
        at federal statutory rate                                 $ (1,788,000)    $    320,000    $  (2,651,000)
     State taxes (benefit)                                            (259,000)          38,000         (312,000)
     Non-deductible in-process technology charge                     1,671,000               --               --
     Realized benefit from utilizing net operating
        loss carry-forward                                             191,000               --               --
     Deferred tax valuation allowance                                  138,000         (431,000)       2,886,000
     Nondeductible expenses                                             47,000           73,000           77,000
                                                                  ------------     ------------     ------------
                                                                  $         --     $         --     $         --
                                                                  =============    ============     ============

     The Company has net operating loss carry-forwards of approximately $16,200,000. Such carry-forwards may be used to offset taxable income, if any, in future years through their expiration in 2003-2010. Because of the substantial change in the Company's ownership which occurred as a result of the initial public offering in March 1992 and subsequent issuances of common stock, the annual amount of tax loss carry-forward which can be utilized is limited. Utilization of approximately $9,300,000 of the above carry-forwards is limited to approximately $1,800,000 per year. Such limitation could result in the expiration of a part of the carry-forwards before their utilization.


--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFIT AND STOCK OPTION PLANS

--------------------------------------------------------------------------------

     The Company sponsors a defined contribution 401(k) plan covering substantially all employees. Pursuant to the provisions of the plan, eligible participants may elect to contribute up to 15% of their base compensation, subject to certain limitations, and the Company may, at its option, match employee contributions up to a certain percentage. No Company matching has occurred under the plan.

     The Company maintains several stock option plans under which non-qualified and incentive stock options for the Company's Class A Common Stock have been granted to directors, officers, and other employees. The plans are administered by the Stock Option Committee of the Board of Directors (the "Committee"). Additionally, the Company has occasionally granted non-plan options to directors, officers or consultants on terms similar to plan options. The stock option price per share for options granted is determined by the Committee and is based on market price of the Company's common stock on the date of grant and each option is exercisable within the period and in the increments as determined by the Committee, except that no option can be exercised later than 10 years from the date it was granted. The stock options generally vest over one to four years. The terms of non-plan options are determined by the full Board of Directors or the Compensation Committee of the Board.

     The following table sets forth the options granted, forfeited, and exercised during the three years ended December 31, 1996, and their respective weighted average exercise price per share:

                                                                    Weighted
                                                   Shares           Average
                                                Under Option     Price Per Share
                                                ------------     ---------------

     Balance at December 31, 1993                  1,102,000         $ 3.58
         Granted                                   1,007,000           4.67
         Exercised                                        --             --
         Canceled                                   (370,000)          4.42
                                                    --------         ------

     Balance at December 31, 1994                  1,789,000         $ 4.02
         Granted                                   1,957,000           1.00
         Exercised                                   (84,000)          1.00
         Canceled                                 (1,012,000)          3.89
                                                  ----------         ------

     Balance at December 31, 1995                  2,650,000         $ 1.94
         Granted                                     698,000           1.93
         Exercised                                   (83,000)          1.00
         Canceled                                   (138,000)          1.21
                                                 -----------         ------

     Balance at December 31, 1996                  3,127,000         $ 2.00
                                                 ===========         ======


     The following table sets forth information about stock options outstanding at December 31, 1996:

                       Options Outstanding                      Options Exercisable
------------------------------------------------------------  -----------------------
                                     Weighted       Weighted                 Weighted
                                      Average        Average                  Average
   Range of         Number           Remaining      Exercise     Number      Exercise
Exercise Price    Outstanding    Contractual Life     Price    Exercisable     Price
--------------    -----------    ----------------     -----    -----------     -----

  1.00              1,674,000          8 years        1.00       1,094,000     1.00
  1.63-2.38           653,000          9 years        1.95          81,000     1.63
  3.00-4.94           800,000          7 years        4.01         800,000     4.01
                  -----------                                  -----------

                    3,127,000                                    1,975,000
                  ===========                                  ===========

     There are 67,000 shares available for future grants.

     In January 1997, the Company established an SRC stock option plan (the "SRC Plan") under which incentive and non-qualified stock options for SRC's common stock may be granted to directors, officers and other employees. The plan is administered by the Stock Option Committee of the Board of Directors of SRC (the "SRC Committee"). The stock option price per share for options granted under the SRC Plan is determined by the SRC Committee and is based on the fair market value of the Company's common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the SRC Committee, except that no option may be exercised before the ninth anniversary date of grant unless there shall have been an IPO of SRC's common stock, and except that no option can be exercised later than ten years from the date it was granted.

     In January 1997, SRC granted a total of 342,445 options under the SRC Plan to purchase SRC common stock at $1.86 per share. The options become exercisable on January 10, 2006 and expire one year thereafter. Upon completion of an initial public offering of SRC's common stock, the vesting of such options will accelerate so that 100% will be exercisable on the third anniversary date of the IPO.

     Statement of Financial Accounting Standards No. 123 ("FAS 123"): During 1995, the Financial Accounting Standards Board issued FAS 123, "Accounting for Stock Based Compensation," which defines a fair value based method of accounting for an employee stock option or similar equity instrument and encourages all entities to adopt that method of accounting for all of their employee stock compensation plans. However, it also allows an entity to continue to measure compensation cost for those plans using the method of accounting prescribed by the Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Entities electing to remain with the accounting in APB 25 must make proforma disclosures of net income and earnings per share, as if the fair value based method of accounting defined in this Statement has been applied.

     The Company has elected to account for its stock-based compensation plans under APB 25; however, the Company has computed for proforma disclosure purposes the value of all options granted during 1996 and 1995 using the Black-Scholes option pricing model as prescribed by FAS 123 and the following weighted average assumptions used for grants: risk-free interest rate--6.77%; expected dividend yield--0%; expected lives--5 Years; expected volatility--67%. Adjustments are made for options forfeited prior to vesting. The total value of options granted was computed to be the following approximate amounts, which would be amortized over the vesting period of the options:

     Year ended December 31, 1996                    $     789,000
     Year ended December 31, 1995                    $     817,000

     If the Company had accounted for these plans in accordance with FAS 123, the Company's net income (loss) and proforma net income (loss) per share would have been reported as follows:

                                                         December 31,
                                                -------------------------------
                                                    1996               1995
                                                -------------     -------------
     Net income (loss):
         As reported                            $  (5,260,000)    $     942,000
         Proforma                               $  (5,797,000)    $     397,000
     Proforma earnings (loss) per share:
         As reported                            $       (0.46)    $        0.10
         Proforma                               $       (0.51)    $        0.04


     The weighted average fair value of options granted during 1996 and 1995 was $1.13 and $0.42, respectively.


--------------------------------------------------------------------------------

NOTE 10 - COMMITMENTS, CONTINGENCIES AND SPECIAL ITEMS

--------------------------------------------------------------------------------

     Royalty Commitments:
     --------------------
     In connection with the settlement of a patent infringement lawsuit in 1992, SRC entered into a royalty agreement whereby SRC agreed to pay royalties of 7% of certain vision system sales through June 30, 2003, up to a maximum of $400,000 per year and $1,600,000 in the aggregate. Royalty expense aggregated $214,000 and $199,000 in 1995 and 1994, respectively, and is included in costs of sales. The final $400,000 payment under the settlement was made in July 1996. In 1996, the Company wrote off $647,000 of remaining deferred royalty expense because all royalties have been earned, and the Company believes that no significant future economic life exists relating to the royalty agreement as a result of changing technologies.

     Liviakis Financial Communications, Inc.:
     ----------------------------------------
     Effective December 31, 1993, the Company retained Liviakis Financial Communications, Inc. ("Liviakis Financial"), a California corporation wholly-owned by John Liviakis and his spouse, to provide financial communications and other consulting services to the Company for a three-year period. As consideration for these services, Liviakis Financial received 790,000 shares of Class A Common Stock as a commencement bonus as of December 31, 1993, and was to receive an additional 2,400 shares of Class A Common Stock each month for the term of the agreement. The value of the shares issued as a commencement bonus aggregated $964,000 and was recorded as an expense prior to fiscal 1994.

     On May 9, 1994, ARC's Board of Directors authorized management of the Company to terminate the consulting agreement between the Company and Liviakis Financial because of what the Company believed to have been material breaches of the agreement by Liviakis Financial. On May 20, 1994, the Company filed a claim with the American Arbitration Association seeking a determination that the contract had been breached by Liviakis Financial, the return of the 790,000 shares of Class A Common Stock delivered to date to Liviakis Financial pursuant to the contract, a determination that the Company had no obligation to issue additional shares to Liviakis Financial under the contract, plus attorney's fees.

     Arbitration on the Company's claims against Liviakis Financial and Liviakis Financial's counter-claims occurred in December 1994 and January 1995. On February 15, 1995, the arbitrator issued an Interim Award requiring Liviakis Financial to return 668,278 shares of Class A Common Stock to ARC, which shares were returned in March 1995. Additionally, the Interim Award provided that ARC was entitled to recover all of its reasonable expenses including, but not limited to, attorney's fees and cost. The arbitrator also concluded that all cross complaints by Liviakis Financial were without merit.

     A gain of $732,000 was recorded in February 1995 related to the shares recovered. In July 1995, ARC received $100,000 in full settlement of all fees and expenses.

     Ford & Cohn:
     ------------
     In March 1993, Wilson Ford, Robert Paul and Maxwell Cohn (together "Claimants") brought various claims against ARC and William Patridge, Asif Ahmad and Nagaraj Murthy, past or current directors or employees of ARC, in lawsuits in the Superior Courts for Los Angeles County and Orange County, California. The lawsuits were consolidated in February 1994, and were litigated in Superior Court for Los Angeles County in September and October, 1995.

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

     The Claimants contend that statements allegedly made by William Patridge to United States Alcohol Testing of America, Inc. ("USAT") caused USAT to rescind an Asset Purchase Agreement with the Claimants. The Claimants allege that the statements concerning outstanding lawsuits and disputes between ARC and the Claimants were false and meant to disrupt the business relationship between Prime Lasertech and USAT. The Claimants allegedly would have benefited from the Asset Purchase Agreement as shareholders and/or licensees. Based on these allegations, the Claimants have made claims for intentional and negligent interference with prospective advantage, intentional and negligent infliction of emotional distress, and civil conspiracy.

     On October 2, 1995, a jury awarded $375,000 to the Claimants, which included $281,000 of punitive damages for the breach of contract claim. The Company has filed motions with the court to eliminate the punitive portion of the award. ARC believes such damages are improper because (i) the claimants did not ask for punitive damages in the contract claim, and (ii) such damages cannot be awarded for breach of contract under applicable state laws. ARC is also attempting to overturn the balance of the breach of contract award based on the fact that the claim was made after the statute of limitations had expired. ARC has made an appeal to overturn the verdict based on these factors and certain other irregularities that occurred during the trial, which ARC believes unfairly affected the jury's decision. Due to the fact that a verdict was rendered, a $93,000 loss on the breach of contract claim was recorded as a liability in the fourth quarter of 1995. As of December 31, 1996, the Company had posted a $375,000 appeal bond secured by restricted cash in an equal amount. The bond and restricted cash was increased by $206,000 in January 1997. The restricted cash deposit is included in Other assets in the accompanying Consolidated Balance Sheets.

     Credit Suisse, Max Khan and Konrad Meyer:
     -----------------------------------------
     On January 9, 1997, the Company sued Credit Suisse in Jackson County, Oregon, seeking $1,600,000 in fulfillment of Credit Suisse's contractual obligation to fund a private placement Subscription Agreement dated May 14, 1996. The Company claims that Credit Suisse's failure to fund has limited ARC's ability to finance its business plan for Pulsarr and, as a result, will adversely impact ARC's credibility with investors and financial analysts. Any erosion of credibility or, alternatively, the dilution of shareholder value caused by alternate financing will, in turn, adversely impact the Company's ability to raise debt and equity financing.

     The suit also claims that Messrs. Khan and Meyer, who had previously provided investment banking services to ARC, persuaded Credit Suisse to breach the Subscription Agreement.

     Other:
     ------
     ARC is a party to several other suits in the ordinary course of its business. Several of these actions have been brought in Europe against the Company's Pulsarr subsidiary. ARC believes that the outcome of all such proceedings, even if determined adversely to Pulsarr, will not have a material effect upon its business since the Company is indemnified for any losses arising from such suits by Pulsarr's former owner.


--------------------------------------------------------------------------------

NOTE 11 - SHAREHOLDERS' EQUITY AND EARNINGS (LOSS) PER SHARE

--------------------------------------------------------------------------------

     Common Stock and Recapitalization:
     ----------------------------------
     On February 25, 1992, the Company completed a six-for-one reverse stock split, reconstituted all outstanding shares as Class A Common Stock and effected a share exchange of one share of Class B Common Stock and two shares of Class E Common Stock for each share of Class A Common Stock outstanding. The common stock amounts and loss per share amounts for all periods presented have been adjusted to reflect the effect of these actions (see Note 1 and below for a description of shares utilized in the calculation of earnings (loss) per share).

     Each share of Class B stock is automatically converted into one share of Class A stock upon its sale or transfer or the death of the holder. The Class E shares were automatically convertible into Class B shares if the Company attained certain earnings levels or if the Class A shares traded at certain dollar amounts. Since earnings and market value levels were not achieved, the Class E shares were redeemed by the Company for nominal consideration on February 15, 1996. All of the common shareholders are entitled to share equally in the assets available for distribution.

     Initial Public Offering:
     ------------------------
     In March 1992, the Company completed an underwritten initial public offering of 1,200,000 units. These units consist of 2,400,000 shares of Class A Common Stock, 2,400,000 redeemable Class A Warrants (each exercisable for one share of Class A Common Stock and one redeemable Class B Warrant) and 1,200,000 redeemable Class B Warrants (each exercisable for one share of Class A Common Stock). In addition, the over-allotment option provided to the underwriter was exercised in April 1992, resulting in the sale of an additional 180,000 units. These units, which expired unexercised on March 9, 1997, consisted of 360,000 shares of Class A Common Stock, 360,000 redeemable Class A Warrants and 180,000 redeemable Class B Warrants. The offering resulted in proceeds of approximately $6.7 million, net of issuance costs of approximately $1.6 million. (See further discussion of the attributes of the warrants below.)

     Regulation S Offerings - Sales of Common Stock:
     -----------------------------------------------
     In September and October 1993 and February 1994, the Company sold an aggregate of 5,360,000 shares of its Class A Common Stock in private Regulation S offerings to foreign investors at substantial discounts from the then trading price of the Class A Common Stock in the over-the-counter market. Of these shares, 2,360,000 were sold for $3.25 per share and 3,000,000 were sold for an average price of $4.08 per share. In March 1996 in connection with the acquisition of Pulsarr, the Company sold 1,400,000 shares of Class A Common Stock in a private Regulation S offering at the then market price of the stock.

     Preferred Stock, Exchange Agreement and Lock-Up and Contribution Agreement:
     ---------------------------------------------------------------------------
     Effective September 30, 1991, the Company issued 1,500,000 shares of Series A Preferred Stock in settlement of advances from shareholders. The shares were issued in fiscal 1992. The Series A Preferred Stock was nonvoting, had no dividend rights, and had a liquidation preference of $1.00 per share. The shares also had certain redemption provisions.

     In December 1993, the Company and three of its principal shareholders, including its president at that time, entered into an exchange agreement and a lock-up and contribution agreement effective December 31, 1993. The lock-up and contribution agreement provided that the three principal shareholders agreed not to sell their stock for two years, and further provided that the two principal shareholders (excluding the Company's president) contribute all 1,500,000 shares of their Series A Preferred Stock to the capital of the Company.

     Pursuant to the exchange agreement, the same two principal shareholders exchanged all of their 1,502,906 shares of Class E Common Stock for 3,002,906 Class E Warrants to purchase one share of Class A Common Stock each at $5.50 per share. The Class E Warrants were held in escrow by the Company and were subject to the same conditions as the Class E Common Stock. Since the financial conditions set forth for Class E Common Stock were not met within the time frame specified, the Class E Warrants ceased to exist on February 15, 1996.

     Class E Common Stock and Class E Warrants:
     ------------------------------------------
     On February 15, 1996, the Company redeemed all 497,094 shares of its Class E Common Stock for nominal consideration. Also on that date, the 3,002,906 Class E Warrants to purchase Class A Common Stock ceased to exist because escrow conditions related to the warrants were not met.

     Schedule of Outstanding Stock, Warrants, Units, Convertible Debt and Potential Dilution:
     ---------------------------------------------------------------------------
     The following table summarizes, as of December 31, 1996, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants and UPO Units and conversion of convertible debt, and proforma proceeds from the exercise of warrants and UPO Units. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                         Exercise     Proforma

                                   Number or Principal                Class A Common        or        Proceeds
                                   Amount Outstanding    Conversion     Stock After     Conversion     or Debt
          Security                at December 31, 1996     Factor       Conversion         Price      Reduction
          -----------------------------------------------------------------------------------------------------
         Common Stock:
          Class A (D)                   11,139,857                      11,139,857
          Class B                          110,168                         110,168
                                                                     -------------

         Total currently outstanding                                    11,250,025

         Warrants (expiration date):
          A (3/9/98)                     2,941,963           1.4         4,118,748       $  2.84   $    11,697,000
          B (3/9/98)                     4,354,863 (A)       1.4         6,096,808          4.17        25,424,000
          C (3/9/98)                       846,250           1.4         1,184,750          2.21         2,618,000
          D (6/30/98-7/31/98)              275,000            1            275,000          2.75           756,000
          F (4/12/98)                      300,000            1            300,000          1.88           564,000
          G (2/28/99)                      240,000            1            240,000          2.00           480,000
          H (4/16/01)                      340,000            1            340,000          2.13           724,000
          I (7/23/01)                    1,000,000 (B)        1          1,000,000          2.25         2,250,000
          J (9/30/99)                      300,000            1            300,000          2.03           608,000
          Gerinda (8/97)                   300,000            1            300,000          5.00         1,500,000
          Laidlaw (4/1/97)                 135,000            1            135,000          2.25           304,000
                                                                     -------------                 ---------------

                                                                        14,290,306                      46,925,000
                                                                     -------------                 ---------------
         Unit Purchase Options
         (3/9/97): (C)                     188,400                                          6.38         1,202,000
          Class A Common                   376,800            1            376,800
          A Warrants                       376,800           1.4           527,520          2.84         1,498,000
          B Warrants                       565,200           1.4           791,280          4.17         3,300,000
                                                                     -------------                 ---------------

                                                                         1,695,600                       6,000,000
                                                                     -------------                 ---------------
         Convertible Debt (due date):
          10.25% Notes (4/13/97)       $ 1,515,000 (E)                     808,000          1.88         1,515,000
          6.75% Notes (4/16/01)          3,400,000                       1,600,000          2.13         3,400,000
          6.75% Ventek Note (7/23/99)    2,250,000                       1,000,000          2.25         2,250,000
          6% Note (2/28/01)                980,000                         441,486          2.22           980,000
          Ventek Note (7/23/99)          1,529,000 (B)                   1,800,000                       1,529,000
                                                                     -------------                 ---------------

                                                                         5,649,486                       9,674,000
                                                                     -------------                 ---------------
        Potentially outstanding shares and proforma proceeds
          and reduction of debt                                         32,885,417                 $    62,599,000
                                                                     =============                 ===============


     (A) Includes 1,412,900 outstanding plus 2,941,963 assuming exercise of the Class A Warrants.

     (B) The Company issued the $1,529,000 note and Class I Warrant in connection with the Ventek acquisition (see Note 5). The note is payable, (a) at the Company's option, in cash or by delivery of up to 1,800,000 shares of Class A Common Stock on the third anniversary date of the note; or (b) solely in cash in the event ARC Common Stock is delisted from the Nasdaq Stock Market. The Warrant vests 25% in each of the next four years if sales and earnings objectives are achieved.

     (C) The Unit Purchase Options expired March 8, 1997 unexercised thereby reducing the potentially outstanding shares and proforma proceeds by 1,695,000 and $6,000,000, respectively.

     (D) Subsequent to December 31, 1996, the Company issued 2,000,000 shares pursuant to the 1997 Restricted Stock Plan described below.

     (E) Subsequent to December 31, 1996, $250,000 principal amount of the 10.25% Note was converted into 133,333 shares of Class A Common Stock.


     The proforma amounts above are for illustrative purposes only. Unless the market price of ARC's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt will be converted.

     The Company has the right to redeem the Class A and Class B Warrants at a price of $.05 per warrant, subject to certain conditions regarding the bid price of the Class A Common Stock. All classes of warrants provide for adjustment of the exercise price and for a change in the number of shares issuable upon exercise to protect holders against dilution in the event of a stock dividend, stock split, combination or reclassification of the Class A Common Stock. The Class A, B, C and D Warrants also provide for such an adjustment upon issuance of shares of Class A Common Stock at prices lower than the market price then in effect other than issuances upon exercise of options granted to employees, directors and consultants to ARC, or options to be granted under any ARC stock option plan.

     In addition, on December 31, 1996, ARC had outstanding options to purchase 3,127,000 shares of Class A Common Stock, 2,766,000 of which are under its stock option plans (see Note 9).

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

     1997 Restricted Stock Plan:
     ---------------------------
     The 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth and stock price. The total number of shares of Class A Common Stock issuable under the 1997 Plan shall not exceed 2,000,000.

     In January 1997, the Company's Board of Directors awarded 2,000,000 shares of restricted Class A Common Stock to three key employees of the Company. As to 10% of the stock, such shares cannot be traded or transferred unless (i) the employee remains in the employ of the Company until January 10, 2000 and (ii) a payment of $1.80 per share is made by the employee to ARC. As to 90% of the stock, such stock cannot be traded or transferred unless, in addition to the conditions in the prior sentence, the market price of the stock as quoted by Nasdaq or other applicable stock exchange for any 30 consecutive days prior to the third anniversary date of the award is at least $20 per share. If any of these conditions are not met, the related shares of stock will be forfeited and returned to the Company.

     Earnings (Loss) Per Share:
     --------------------------
     Earnings (loss) per share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the shares relating to a note and stock appreciation right agreement, options and warrants.

     As ARC has outstanding options and warrants which, in the aggregate, exceed 20% of the common stock currently outstanding, ARC is required to follow the provisions of Accounting Principles Board (APB) Opinion No. 15, paragraph 38, in calculating earnings (loss) per share, if dilutive. APB 15, paragraph 38, assumes the exercise of all options and warrants and certain other computations. If earnings (loss) per share so computed resulted in a lower earnings or greater loss per share when compared to earnings (loss) per share excluding such items, such amount would be reported in the financial statements. The APB 15, paragraph 38 calculation was not dilutive for the full years ending December 31, 1996 or 1995 even though dilution did occur during 1996 for the quarters ended September 30 and December 31, 1996 standing alone.


--------------------------------------------------------------------------------

NOTE 12 - DISCONTINUED OPERATIONS

--------------------------------------------------------------------------------

     In October 1995, the Company sold the ALSO laser operations to Coherent, Inc. for approximately $1,052,000 in cash, which represented the net book value of the operation. Operating results for the above discontinued business have been excluded from the Consolidated Statements of Operations to present separately the results of continuing operations. Net sales for ALSO for the years ended 1995 and 1994 were $2,279,000 and $3,272,000, respectively.


--------------------------------------------------------------------------------

NOTE 13 - BUSINESS SEGMENT AND GEOGRAPHIC INFORMATION

--------------------------------------------------------------------------------

     The Company is engaged in one principal activity--designing, manufacturing and marketing of computer-aided vision defect detection and sorting and defect removal equipment. The Company has subsidiaries located in the United States and the Netherlands. Revenue transfers between geographic areas, and other intergeographical eliminations are not material. Net sales, net income (loss) and identifiable assets by geographic areas are as follows:

                                 1996             1995              1994
                           --------------    --------------   --------------
Net sales:
     United States         $   21,506,000    $   19,394,000   $  11,922,000
     Europe                     8,432,000                --              --
                           --------------    --------------   -------------

                           $   29,938,000    $   19,394,000   $  11,922,000
                           ==============    ==============   =============

Net income (loss):
     United States         $       75,000 (A)$      942,000   $  (7,797,000)
     Europe                    (5,335,000)(B)            --              --
                           --------------    --------------   -------------

                           $   (5,260,000)   $      942,000   $  (7,797,000)
                           ==============    ==============   =============

Identifiable assets:
     United States         $   20,784,000    $   17,628,000   $  14,876,000
     Europe                    10,154,000                --              --
                           --------------    --------------   -------------

                           $   30,938,000    $   17,628,000   $  14,876,000
                           ==============    ==============   =============


     (A) Includes charges of $647,000 for the write-off of deferred royalty expense.

     (B) Includes a charge of $4,915,000 for the write-off of acquired in-process technology.

     Included in United States sales are export sales of $7,504,000 in 1996, $5,117,000 in 1995 and $2,650,000 in 1994.

     The Company sold equipment to two different unaffiliated customers totaling 13% and 12% of sales in 1996 and to two customers totaling 19% and 16% of sales in 1995. Sales to a third unaffiliated customer totaled 15% of sales in 1994.


--------------------------------------------------------------------------------

NOTE 14 - QUARTERLY FINANCIAL DATA (UNAUDITED)

--------------------------------------------------------------------------------

Quarters Ended                        March 31         June 30     September 30      December 31        Total
-------------------------------------------------------------------------------------------------------------

Fiscal 1996
-----------
Sales                            $    3,613,000    $   6,419,000  $   10,097,000    $   9,809,000  $  29,938,000
Gross profit                          1,479,000        2,598,000       5,094,000        4,973,000     14,144,000
Net income (loss)                    (6,797,000)(A)     (900,000)        985,000        1,452,000     (5,260,000)
Earnings (loss) per share:                (0.68)           (0.08)           0.07             0.08          (0.46)

Fiscal 1995
-----------
Sales                                 2,726,000        4,976,000       6,550,000        5,142,000     19,394,000
Gross profit                            831,000        2,030,000       2,886,000        2,453,000      8,200,000
Income (loss):
     Continuing operations               97,000          201,000         617,000          200,000      1,115,000
     Discontinued operations            (26,000)          57,000         (53,000)        (151,000)      (173,000)
                                 --------------    -------------  --------------    -------------  -------------

              Net income (loss)  $       71,000    $     258,000  $      564,000    $      49,000  $     942,000
                                 ==============    =============  ==============    =============  =============
Earnings (loss) per share:
     Continuing operations       $         0.01    $        0.01  $         0.07    $        0.03  $        0.12
     Discontinued operations                 --             0.01           (0.01)           (0.02)         (0.02)
                                 --------------    -------------  --------------     ------------  -------------

              Total              $         0.01    $        0.02  $        0.06     $        0.01  $        0.10
                                 ==============    =============  =============     =============  =============


(A) Includes charges of $4,915,000 and $647,000 for the write-off of acquired in-process technology and deferred royalty expense, respectively. The Company previously reported a net loss of $7,970,000 on its Form 10-Q for the quarter ended March 31, 1996. The $1,173,000 reduction of the loss as previously reported was solely related to a reduction in the charge for acquired in-process technologies. During the fourth quarter of 1996, an independent valuation of Pulsarr's in-process technologies, existing technologies and business and other intangible assets was completed resulting in a reduction in the $6,088,000 charge previously taken for acquired in-process technology to $4,915,000.

--------------------------------------------------------------------------------

ARC Capital

Schedule VIII - Valuation and Qualifying Accounts For the Years Ended December 31, 1994, 1995 and 1996

--------------------------------------------------------------------------------

                                                                 Additions
                                                       ---------------------------
                                          Balance at    Charged to        Charged                    Balance
                                           beginning     cost and        to other                    at end
                                           of period     expenses        accounts     Deductions    of period
                                           ---------     --------        --------     ----------    ---------
Year ended December 31, 1994:
    Allowance for doubtful accounts    $           --  $      64,000  $    101,000  $        --   $   165,000
                                       ==============  =============  ============  ===========   ===========

Year ended December 31, 1995:
    Allowance for excess and
    obsolete inventory                 $           --  $     305,000  $         --  $        --   $   305,000
                                       ==============  =============  ============  ===========   ===========
    Allowance for doubtful accounts    $      165,000  $          --  $         --  $        --   $   165,000
                                       ==============  =============  ============  ===========   ===========

Year ended December 31, 1996:
    Allowance for excess and
    obsolete inventory                 $      305,000  $     131,000  $         --  $        --   $   436,000
                                       ==============  =============  ============  ===========   ===========
    Allowance for doubtful accounts    $      165,000  $      21,000  $    120,000  $   (26,000)  $   280,000
                                       ==============  =============  ============  ===========   ===========
