Form 10-Q
period 1997-03-31
ADVANCED MACHINE VISION CORP
filed 1997-05-13
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


                           Commission File No. 0-20097
                     --------------------------------------


                       ADVANCED MACHINE VISION CORPORATION


                            A California Corporation
                   IRS Employer Identification No. 33-0256103
                               2067 Commerce Drive
                                Medford, OR 97504
                            Telephone: 541-776-7700


                            Former Name: ARC Capital
                            ------------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes |X|   No |_|

On March 31, 1997, registrant had 13,296,524 shares of Class A Common Stock, and 101,835 shares of Class B Common Stock, all no par value, issued and outstanding.




                            Exhibit Index at Page 16

                                      INDEX



                                                                     Page Number

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets..........................................1
          Consolidated Statements of Operations................................2
          Consolidated Statements of Cash Flows................................3

          Notes to Unaudited Consolidated Financial Statements.............4 - 9

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................9 - 15


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................15 - 16

Item 6.   Exhibits and Reports on Form 8-K....................................16

          Signature...........................................................16

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements
================================================================================
Advanced Machine Vision Corporation
Consolidated Balance Sheets
================================================================================

                                                                                   March 31,        December 31,
                                                                                     1997               1996
                                                                                   ---------        ------------
                                                                                  (unaudited)         (audited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $   2,710,000      $   1,909,000
     Accounts receivable, net                                                       4,931,000          4,979,000
     Inventories                                                                    8,479,000          8,132,000
     Prepaid expenses                                                                 630,000            391,000
                                                                                -------------      -------------

              Total current assets                                                 16,750,000         15,411,000
Property, plant and equipment, net                                                  6,297,000          6,488,000
Intangible assets, net                                                              7,546,000          7,876,000
Other assets                                                                        1,467,000          1,163,000
                                                                                -------------      -------------

                                                                                $  32,060,000      $  30,938,000
                                                                                =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   2,378,000      $   1,897,000
     Short-term borrowings                                                            799,000            947,000
     Accrued liabilities                                                            1,621,000          1,299,000
     Customer deposits                                                              2,471,000          2,463,000
     Accrued payroll                                                                  942,000            707,000
     Warranty reserve                                                                 469,000            479,000
     Current portion of notes payable                                               1,443,000          1,706,000
                                                                                -------------      -------------

              Total current liabilities                                            10,123,000          9,498,000
                                                                                -------------      -------------
Notes payable, less current portion                                                14,551,000         14,940,000
                                                                                -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Common stock:
         Class A - no par value, one vote per share: 60,000,000
              shares authorized, 13,297,000 and 11,140,000
              shares issued and outstanding at March 31, 1997
              and December 31, 1996, respectively                                  25,920,000         25,648,000
         Class B - no par value, one vote per share:  3,000,000
              shares authorized, 102,000 and 110,000 shares
              issued and outstanding at March 31, 1997 and
              December 31, 1996, respectively                                          66,000             72,000
     Common stock warrants                                                          2,403,000          2,403,000
     Additional paid in capital                                                     2,797,000          2,797,000
     Accumulated deficit                                                          (23,601,000)       (24,370,000)
     Cumulative translation adjustment                                               (199,000)           (50,000)
                                                                                -------------      -------------

              Total shareholders' equity                                            7,386,000          6,500,000
                                                                                -------------      -------------

                                                                                $  32,060,000      $  30,938,000
                                                                                =============      =============

                      See Accompanying Notes to Unaudited Consolidated Financial Statements.


================================================================================
Advanced Machine Vision Corporation
Consolidated Statements of Operations
================================================================================

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                          (unaudited)

Net sales                                                                       $  9,337,000     $  3,613,000
Cost of sales                                                                      4,730,000        2,134,000
                                                                                ------------     ------------

Gross profit                                                                       4,607,000        1,479,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                         1,253,000          814,000
     Research and development                                                      1,019,000          818,000
     General and administrative                                                    1,032,000          883,000
     Amortization of intangible assets                                               199,000           95,000
     Charge for acquired in-process technology                                            --        4,915,000
     Charge for royalty expense                                                           --          647,000
                                                                                ------------     ------------

                                                                                   3,503,000        8,172,000
                                                                                ------------     ------------

Income (loss) from operations before other income and expense                      1,104,000       (6,693,000)

Other income and expense:
     Investment and other income                                                      57,000           68,000
     Interest expense                                                               (360,000)        (172,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                    801,000       (6,797,000)

Provision for income taxes                                                            32,000               --
                                                                                ------------     ------------

Net income (loss)                                                               $    769,000     $ (6,797,000)
                                                                                ============     ============

Earnings (loss) per share                                                       $      0.06      $       (0.69)
                                                                                -----------      ------------

Weighted average shares outstanding                                               13,086,000        9,899,000
                                                                                ============     ============

                      See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
================================================================================

                                                                                    Three Months Ended March 31,
                                                                                    ----------------------------
                                                                                       1997              1996
                                                                                       ----              ----
                                                                                             (unaudited)
Cash flows from operating activities:
   Net (loss) income                                                               $    769,000     $ (6,797,000)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Charge for acquired in-process technology                                               --        4,915,000
     Charge for royalty expense                                                              --          647,000
     Depreciation and amortization                                                      370,000          232,000
     Changes in assets and liabilities (net of amounts purchased in acquisition):
       Accounts receivable                                                                4,000          527,000
       Inventories                                                                     (630,000)        (671,000)
       Prepaid expenses and other assets                                               (499,000)        (667,000)
       Accounts payable, short-term borrowings, accrued liabilities,
         customer deposits, accrued payroll, and warranty reserve                       989,000          913,000
                                                                                   ------------     ------------

         Net cash (used in) provided by operating activities                          1,003,000         (901,000)
                                                                                   ------------     ------------

Cash (used in) provided by investing activities:
   Acquisition of Pulsarr                                                                    --       (3,897,000)
   Purchases of property and equipment                                                 (142,000)        (160,000)
                                                                                   ------------     ------------

         Net cash provided by (used in) investing activities                           (142,000)      (4,057,000)
                                                                                   ------------     -------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                                                (75,000)         176,000
   Proceeds from common stock issuances                                                      --        2,000,000
   Proceeds from exercise of stock options                                               15,000           20,000
                                                                                   ------------     ------------

         Net cash provided by financing activities                                      (60,000)       2,196,000
                                                                                   ------------     ------------

Net (decrease) increase in cash                                                         801,000       (2,762,000)

Cash and cash equivalents, beginning of the period                                    1,909,000        4,171,000
                                                                                   ------------     ------------

Cash and cash equivalents, end of the period                                       $  2,710,000     $  1,409,000
                                                                                   ============     ============

                      See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES
================================================================================
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   Principles Of Consolidation
--------------------------------
In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), formerly ARC Capital, the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1996), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1997, and December 31, 1996, the results of operations and cash flows for the three month periods ended March 31, 1997 and 1996. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc. ("ALSO"), SRC VISION, Inc. ("SRC"), ARC Netherlands bv and its respective subsidiary, Pulsarr Holding bv ("Pulsarr"), from its March 1, 1996, acquisition date, and Ventek, Inc. ("Ventek") from its July 24, 1996, acquisition date (see Note 8 regarding the sale of Pulsarr in May 1997).

Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1996 annual report on Form 10-K.

2.   Nature Of Operations
-------------------------
In February 1994, the Company acquired all of the issued and outstanding capital stock of SRC for $8.1 million in cash. In March 1996, the Company acquired all of the issued and outstanding stock of Pulsarr for cash of $6.5 million and notes payable of $1.3 million (see Note 8 regarding the sale of Pulsarr for $8.4 million in cash in May 1997). In July 1996, the Company acquired the business and certain assets of Ventek, subject to certain liabilities, for $5.1 million in notes and other securities. The operations of each of the three acquired entities are included in the consolidated financial results since their respective acquisition dates. Through these subsidiaries, the Company designs, manufactures and markets computer-aided vision defect detection and sorting and defect removal equipment for use in a variety of industries, including food processing, wood products and recycling. The Company's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood and plastic. The Company sells its products throughout the world.

3.   Financing
--------------
In April 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note was 10.25% and was payable semi-annually. The note was secured by the issued and outstanding capital stock of SRC. The note was convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company paid a finders fee of $160,000 and issued 300,000 warrants to purchase Class A Common Stock at $1.875 per share. In October 1996 and March 1997, $645,000 and $250,000 principal amounts of the note were converted by the debtholders into 344,000 and 133,000 shares of Class A Common Stock. The remaining principal amount of $1,265,000 was paid in April 1997.

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note. Interest on the note is 6.75% and is payable quarterly. The interest rate may be adjusted upward on each anniversary date of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. In April 1997, the interest rate was adjusted to 9.75%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount is due in April 2001. The note is secured by 54% of the stock of ARC Netherlands bv, a wholly-owned subsidiary of the Company established to purchase Pulsarr. The note is convertible into the Company's Class A Common Stock at $2.125 per share. In connection with the borrowing, the Company paid a finders fee of $400,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share.

In July 1996, AMV issued the following notes in connection with the acquisition of Ventek: (i) the 6.75% $1,000,000 note due July 23, 1999; (ii) a 6.75%
$2,250,000 note due July 23, 1999 convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a $1,125,000 note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash on July 23, 1999, or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. The $1,125,000 note and stock appreciation rights payable were valued at $1,529,000 on the acquisition date based upon an independent appraisal received by the Company. All three notes are secured by all of the issued and outstanding shares of Ventek.

4. Stock Transactions; Shares Eligible For Future Sale; Effect Of Warrants, Options And Convertible Securities; Possible Dilution
----------------------------------------------------------
In March 1996, the Company sold 1,400,000 shares of its Class A Common Stock in a private Regulation S offering to foreign investors at $1.625 per share, the market price on the date the related Subscription Agreement was entered into. In connection with the private placement, the Company paid finders fees and other costs of approximately $700,000 and issued 240,000 warrants to purchase Class A Common Stock at $2.00 per share.

On February 15, 1996, the Company redeemed all 497,094 shares of its Class E Common Stock for nominal consideration. Also on that date, the 3,002,906 Class E Warrants to purchase Class A Common Stock ceased to exist because escrow conditions related to the warrants were not met.

In January 1997, the 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth. The total number of shares of Class A Common Stock issuable under the 1997 Plan shall not exceed 2,000,000. In January 1997, the Company's Board of Directors awarded 2,000,000 shares of restricted Class A Common Stock to three key employees of the Company. As to 10% of the stock, such shares cannot be traded or transferred unless (i) the employee remains in the employ of the Company until January 10, 2000 and (ii) a payment of $1.80 per share is made by the employee to AMV. As to 90% of the stock, such stock cannot be traded or transferred unless, in addition to the conditions in the prior sentence, the market price of the stock as quoted by Nasdaq or other applicable stock exchange for any 30 consecutive days prior to the third anniversary date of the award is at least $20 per share. If any of these conditions are not met, the related shares of stock will be forfeited and returned to the Company.

On March 8, 1997 and April 1, 1997, 188,400 Unit Purchase Options originally issued in connection with the Company's 1992 initial public offering and 135,000 Laidlaw warrants, respectively, expired unexercised, thereby reducing potentially outstanding shares and proforma proceeds in the table below by 1,830,000 and $6,304,000, respectively.

Schedule of Outstanding Stock, Warrants, Units and Potential Dilution: The following table summarizes, as of April 1, 1997, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants and conversion of convertible debt, and proforma proceeds from the exercise of warrants. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                                      Proforma
                                   Number or Principal                Class A Common                  Proceeds
                                   Amount Outstanding    Conversion     Stock After     Conversion     or Debt
          Security                  at April 1, 1997       Factor       Conversion         Price      Reduction
          -----------------------------------------------------------------------------------------------------
         Common Stock:
          Class A                       13,296,524                      13,296,524
          Class B                          101,835                         101,835
                                                                     -------------

         Total currently outstanding                                    13,398,359
                                                                     -------------
         Warrants (expiration date):
          A (3/9/98)                     2,941,963           1.4         4,118,748       $  2.84   $    11,697,000
          B (3/9/98)                     4,354,863 (A)       1.4         6,096,808          4.17        25,424,000
          C (3/9/98)                       846,250           1.4         1,184,750          2.21         2,618,000
          D (6/30/98-7/31/98)              275,000            1            275,000          2.75           756,000
          F (4/12/98)                      300,000            1            300,000          1.88           564,000
          G (2/28/99)                      240,000            1            240,000          2.00           480,000
          H (4/16/01)                      340,000            1            340,000          2.13           724,000
          I (7/23/01)                    1,000,000 (B)        1          1,000,000          2.25         2,250,000
          J (9/30/99)                      300,000            1            300,000          2.03           608,000
          Gerinda (8/97)                   300,000            1            300,000          5.00         1,500,000
                                                                     -------------                 ---------------

                                                                        14,155,306                      46,621,000
                                                                     -------------                 ---------------
         Convertible Debt (due date):
          10.25% Notes (4/13/97)       $ 1,265,000 (C)                     675,000          1.88         1,265,000
          6.75% Notes (4/16/01)          3,400,000                       1,600,000          2.13         3,400,000
          6.75% Ventek Note (7/23/99)    2,250,000                       1,000,000          2.25         2,250,000
          6% Note (2/28/01)                980,000 (D)                     441,486          2.22           980,000
          Ventek Note (7/23/99)          1,529,000 (B)                   1,800,000                       1,529,000
                                                                     -------------                 ---------------

                                                                         5,516,486                       9,424,000
                                                                     -------------                 ---------------
         Potentially outstanding shares and proforma
            proceeds and reduction of debt                              33,070,151                 $    56,045,000
                                                                     =============                 ===============


     (A) Includes 1,412,900 outstanding plus 2,941,963 assuming exercise of the Class A Warrants.

     (B) The Company issued the $1,529,000 note and Class I Warrant in connection with the Ventek acquisition (see Note 5). The note is payable (a) at the Company's option, in cash or by delivery of up to 1,800,000 shares of Class A Common Stock on the third anniversary date of the note; or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. The Warrant vests 25% in each of the next four years if sales and earnings objectives are achieved.

     (C) This note was paid in full in April 1997.

     (D) This note was paid in full in May 1997 in conjunction with the sale of Pulsarr (see Note 8).

The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt will be converted.

In addition, on March 31, 1997, AMV had outstanding options to purchase 3,370,000 shares of Class A Common Stock, 2,783,000 of which are under its stock option plans.

The existence of these outstanding warrants, options, and convertible debt, including those granted or to be granted under AMV's Stock Option Plans or otherwise, and potentially issuable shares pursuant to antidilution provisions of warrant agreements could adversely affect AMV's ability to obtain future financing. The price which AMV may receive for the Class A Common Stock issued upon exercise of options and warrants, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of Class A Common Stock at the time such options and warrants are exercised or debt is converted. For the life of the warrants, options and convertible debt, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of their Class A Common Stock without assuming the risk of ownership. Moreover, the holders of the options and warrants might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

5.   Earnings (Loss) Per Share
------------------------------
Earnings (loss) per share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the shares relating to a note and stock appreciation right agreement, options and warrants.

As Advanced Machine Vision Corporation has outstanding options and warrants which, in the aggregate, exceed 20% of the common stock currently outstanding (see Note 4), AMV is required to follow the provisions of Accounting Principles Board (APB) Opinion No. 15, paragraph 38, in calculating earnings per share, if dilutive. APB 15, paragraph 38, assumes the aggregate exercise of all options and warrants and certain other computations. If earnings (loss) per share so computed resulted in a lower earnings or greater loss per share when compared to earnings (loss) per share excluding such items, such amount would be reported in the financial statements. The APB 15, paragraph 38 calculation was not dilutive for the quarters ended March 31, 1997 and 1996.

Fully diluted and primary earnings (loss) per share are the same amounts for each period presented.

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128). The changes required by FAS 128 adjust the calculation of earnings per share (EPS) under generally accepted accounting principles in the U. S. to be more consistent with international standards. Under the new standard, companies will replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "Diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. FAS 128 will be effective for periods beginning after December 15, 1997 and early application is not permitted. However, proforma EPS amounts computed pursuant to FAS 128 are permitted and are shown below.

                                                                   Proforma
                               ---------------------------------------------------------------------------------
                                                        For the Quarter Ended March 31,
                               ---------------------------------------------------------------------------------
                                                1997                                       1996
                               ---------------------------------------  ----------------------------------------
                                                                Per                                       Per
                                  Income         Shares        Share       (Loss)          Shares        Share
                                (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)   Amount
                                -----------   -------------   ------     -----------    -------------   ------
Basic EPS:
Income (loss) available to
   common shareholders         $   769,000       13,398,000             $ (6,797,000)     9,899,000
Reduction for contingently
   returnable shares as all
   conditions were not met
   as of period end                     --       (2,000,000)                      --             --
                               -----------     ------------             ------------    -----------
Income (loss) available to
   common shareholders         $   769,000       11,398,000   $ 0.07    $ (6,797,000)     9,899,000     $ (0.69)
                                                              ======                                    =======

Effect of Dilutive Securities
Note and stock appreciation
   rights agreement                 25,000        1,800,000                       --             --
Stock options                           --          686,000                       --             --
Convertible debt                   137,000        3,716,000                       --             --
                               -----------     ------------             ------------    -----------

Diluted EPS:
Income (loss) available to
   common shareholders
   and assumed conversions     $   931,000       17,600,000   $ 0.05    $ (6,797,000)     9,899,000     $ (0.69)
                               ===========     ============   ======    ============    ===========     =======

Options to purchase 2,684,000 shares of common stock between $1.69 and $4.84 and warrants to purchase 14,290,000 shares of common stock between $1.88 and $5.00 were not included in the computation of Diluted EPS because such options' and warrants' exercise prices were greater than the average market price of the common shares.

6.   Acquisitions Of Pulsarr and Ventek
---------------------------------------
On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for cash of $6.5 million and notes payable of $1.3 million. On July 24, 1996, the Company acquired certain assets and the business of Ventek, subject to certain liabilities, for approximately $5.1 million in notes and other securities. These acquisitions are accounted for under the purchase method of accounting. On May 6, 1997, Pulsarr was sold (see Note 8).

The consolidated results of operations include Pulsarr's and Ventek's results of operations from their respective acquisition dates.

The proforma condensed combined statements of operations, shown below as supplemental information, assume the acquisitions of Pulsarr and Ventek occurred as of the beginning of the 1996 three-month period. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the acquisitions occurred as of the beginning of such three-month period presented. Proforma condensed combined statements of operations for the 1996 three-month period are presented below:

                                                   Three months ended March 31,
                                                      1997             1996
                                                  -------------   -------------
                                                     Actual          Proforma

     Sales                                        $   9,337,000   $   6,324,000
                                                  =============   =============
     Gross profit                                 $   4,607,000   $   3,381,000
                                                  =============   =============
     Net income (loss)                            $     769,000   $  (1,063,000)
                                                  =============   =============
     Earnings (loss) per share                    $       0.06    $       (0.08)
                                                  ============    =============

See the Company's report of Form 8-K, filed with the Securities and Exchange Commission on May 9, 1997, for proforma financial information excluding Pulsarr.

7.   Inventories
----------------
Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method.

                                                    March 31,     December 31,
                                                      1997            1996
                                                  -------------   -------------

     Raw materials                                $   2,719,000   $   2,662,000
     Work-in-process                                  2,995,000       2,234,000
     Finished goods                                   2,765,000       3,236,000
                                                  -------------   -------------

                                                  $   8,479,000   $   8,132,000
                                                  =============   =============

8.   Subsequent Event
---------------------
On May 6, 1997, the Company sold its Pulsarr subsidiary to Barco NV of Belgium for $8.4 million in cash, resulting in a gain of approximately $5.0 million. The sale resulted in net cash proceeds to AMV of approximately $7 million and a reduction of current and long-term debt of approximately $4.6 million. The Company had purchased Pulsarr on March 1, 1996 for cash of $6.5 million and notes payable of $1.3 million. The gain on the sale of Pulsarr is largely a result of the previous reduction in the carrying value of AMV's investment in Pulsarr due to the $4.9 million charge for acquired in-process technology the Company recorded in the quarter ended March 31, 1996 in conjunction with this acquisition (see the Company's report on Form 8-K, filed with the Securities and Exchange Commission on May 9, 1997, for proforma financial information excluding Pulsarr).

     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================
On March 1, 1996, the Company acquired Pulsarr. On July 24, 1996, the Company acquired Ventek. The discussion below pertains to the operations of AMV with Pulsarr and Ventek included from their respective acquisition dates. In May 1997, the Company sold Pulsarr for $8.4 million in cash (see Liquidity and Capital Resources below).

The Company's backlog at March 31, 1997, was $6,616,000, a decrease of 5% when compared to the $6,947,000 backlog as of March 31, 1996. Excluding Pulsarr from both periods, backlog was $3,820,000 at March 31, 1997 as compared to $2,701,000 at March 31, 1996. The 1997 backlog is expected to be shipped within nine months.

Results of Operations - Comparison between three months ended March 31, 1997 and March 31, 1996
--------------
Sales for the three months ended March 31, 1997 ("Q1 1997") were $9,337,000, up 158% when compared to sales for the three months ended March 31, 1996 ("Q1 1996") of $3,613,000. The increase is due to the inclusion of Pulsarr's ($1,782,000) and Ventek's ($1,428,000) sales and an increase of $2,514,000 in sales at SRC.

Cost of sales was 51% of sales in Q1 1997 and 59% in Q1 1996.

Gross profit increased by 212% to $4,607,000 in Q1 1997 when compared to $1,479,000 of gross profit in Q1 1996. In Q1 1997, gross profit was 49% as compared to 41% in Q1 1996. The increase in gross profit as a percentage of sales is primarily related to the higher margin Ventek products included in Q1 1997, an increase in the overall sales volume at SRC which allowed for the spreading of fixed costs over a larger sales based as well as a change in sales mix.

Selling and marketing expense increased 54% in Q1 1997 from Q1 1996 to $1,253,000 amounting to 13% of sales in Q1 1997. Similar expenses in Q1 1996 were $814,000, or 23% of sales. The decrease in selling and marketing expenses as a percent of sales is the result of spreading of fixed costs over a larger sales base.

Research and development expenses were $1,019,000 and $818,000 in Q1 1997 and Q1 1996, or 11% and 23% of sales, respectively. The larger research and development level in Q1 1997 was due principally to $95,000 of Pulsarr and $87,000 of Ventek expenses.

General and administrative expenses increased $149,000 to $1,032,000 in Q1 1997 from $883,000 in Q1 1996. The increase in general and administrative expenses is due principally to the addition of Pulsarr and Ventek.

The increase in amortization of intangible assets is due to the acquisitions of Pulsarr and Ventek.

The decrease in investment and other income is the result of lower cash balances available for investment.

The increase in interest expense is the result of the increase in debt outstanding relating to the acquisitions of Pulsarr and Ventek.

Net income for Q1 1997 was $769,000 as compared to a net loss of $6,797,000 in Q1 1996. Q1 1996 included special charges of $4,915,000 and $647,000 for the write-off of acquired in-process technology and royalty expense, respectively.

Liquidity and Capital Resources
-------------------------------
On May 6, 1997, the Company received net proceeds of approximately $7,000,000 from the sale of Pulsarr, which increased AMV's cash balance on that date to approximately $8,500,000.

In March 1996, the Company received $2,000,000 from the sale of 1,400,000 shares of Class A Common Stock pursuant to a private placement. In April 1996, the Company received $3,000,000 representing the net proceeds of a private placement of convertible debt. In October 1995, the Company received approximately $1,052,000 from the sale of its laser diode operations. In April 1995, the Company received $2,000,000 representing the net proceeds from a private placement of convertible debt. The cash generated from these transactions was used to finance the acquisition of Pulsarr and to provide funds for working capital purposes.

The Company's principal sources of operating capital have been funds from the above transactions, its overseas Regulation S offerings in September and October 1993 and in February 1994 and its initial public offering in March 1992. As of March 31, 1997, the Company had $6,627,000 in working capital, which has been substantially enhanced by the sale of Pulsarr.

As a result of the settlement in July 1992 of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement, pursuant to which SRC will pay royalties of 7% of certain vision system sales through the earlier of June 30, 2003, or the date at which aggregate royalty payments equal $1,600,000. Until aggregate royalty payments equal $1,600,000, maximum annual royalty payments are $400,000 through 1996. The final $400,000 installment was paid in July 1996. During the quarter ended March 31, 1996, the Company wrote off against income $647,000 of deferred royalty expense related to the settlement as all royalties had been earned and no significant future economic life was estimated to exist.

The Company intends to continue to market its vision systems technology and products, and will evaluate selected acquisition opportunities. Additional investments will be required for capital equipment, marketing and R & D for the Company to remain competitive. For example, funds must be expended to complete development of the Company's next generation of processor to enhance the Company's ability to effectively compete in certain markets with Key Technology, Inc.'s (the Company's principal competitor) 1995 product introduction. Furthermore, if the Company consummates additional technology intensive acquisitions, additional equipment and R&D investments may be necessary, perhaps to a greater extent than for the Company's existing operations.

The Company's ALSO operation, AMV's only business prior to the February 1994 acquisition of SRC, had suffered losses since inception. The operations of ALSO were sold in October 1995. In 1995, SRC generated operating profits (before allocation of corporate overhead expenses). Even though SRC reached operating profitability in five of the last seven quarters and had a history of profitable operations prior to its acquisition by AMV, there can be no assurance that long-term profitability will be realized. Pulsarr has operated profitably since 1990. Ventek has operated profitably since 1992. The Company operates in a highly competitive environment, which environment may be intensified by the fact that Pulsarr is now owned by a company substantially larger and with far greater financial resources than AMV. Delays and difficulties relating to technological changes in turnaround situations often occur, any of which would materially and adversely affect the Company's cash flow. Furthermore, operational and marketing difficulties may occur relating to the integration of the recently completed acquisition of Ventek.

The acquisition of Pulsarr occurred on March 1, 1996. In connection therewith, the Company paid approximately $6.5 million to the sellers. Cash received from the March and April 1996 placements of stock and notes detailed above generated approximately $5,000,000 for the purchase. The balance of the cash payments of approximately $1,500,000 was paid from the Company's current cash balances. The Company received net proceeds of approximately $7,000,000 when Pulsarr was sold in May 1997.

The acquisition of Ventek occurred in July 1996. Consideration for the transaction was approximately $5.1 million in notes and other securities as described in Note 3 in this Form 10-Q.

Prior to 1995, the Company had a history of negative operating cash flow. The Company believes it will operate at a negative cash flow during certain periods in the future due to payment of notes issued in connection with prior financings, working capital requirements, the need to fund certain development projects, cash required to enter new market areas, and possible cash needed to fully integrate Ventek's operations. In April 1997, the Company paid off the $1,265,000 of the 10.25% Convertible Subordinated Secured Note when due. Management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

In January 1997, the Company sued Credit Suisse to fulfill its obligation to fund $1.6 million pursuant to a Subscription Agreement dated May 14, 1996. There can be no assurance that the Company will prevail in this suit, although the Company believes it has a contractual right to the funding.

In connection with the acquisition of Pulsarr, the Company wrote off approximately $4.9 million of acquired in-process technology in the first quarter of 1996 (which loss was offset by a $5 million gain recorded when Pulsarr was sold in the second quarter of 1997). This non-recurring charge contributed to substantial reported losses in that quarter even though sales for such period, including Pulsarr from its acquisition date, increased from the same period in the prior year.

There can be no assurance the Company will be able to obtain future financing on terms satisfactory to the Company, if at all. The recent increases in outstanding shares of the Company's Class A Common Stock due to private placements and the 1997 Restricted Stock Plan, the April 1995 and April 1996 private placements of convertible debt, notes issued in connection with the acquisition of Ventek, a substantial loss in 1996, and the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

Cautionary Statements and Risk Factors
--------------------------------------
The Company may, from time to time, make forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

History of Losses; Negative Cash Flow: Other than in 1995, the second half of 1996 and the first quarter of 1997, the Company has had a history of losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) interest costs associated with recent financings, (iv) cash required for the repayment of debt (e.g., the $1.3 million paid in April 1997), and (v) possible cash needed to fully integrate Ventek's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995, the second half of 1996 and the first quarter of 1997, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant overall loss for the 1996 year.

Need for Additional Financing: The Company may seek additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The recent increases in (i) outstanding shares of the Company's Class A Common Stock due to private placements and implementation of the 1997 Restricted Stock Plan, (ii) the April 1995 and April 1996 private placements of convertible debt, (iii) a substantial loss in 1996, (iv) debt incurred for the acquisition of Ventek, and
(v) the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

Uncertain Ability to Manage Growth and Integrate Acquired Businesses: As part of its business strategy, the Company intends to pursue growth. In March and July 1996, the Company acquired Pulsarr and Ventek, respectively, which had sales in 1995 of approximately $11.4 million and $4.4 million, respectively, and would have added approximately 80% to the Company's 1995 sales on a proforma basis. In May 1997, AMV sold Pulsarr. A growth strategy will require the integration of new entities, such as Ventek, the establishment of distribution relationships in foreign countries, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

Rapid Technological Change; Product Development: The markets for the Company's machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, the Company believes that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected bookings in late 1995 and 1996. Sales of products such as those offered by the Company depend in part on the continuing development and deployment of emerging technology and new services and applications based on such technology. The Company's success will depend to a significant extent upon its ability to enhance its existing products and develop new products that gain market acceptance. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or enhancing its existing products on a timely or cost-effective basis or that products or technologies developed by others will not render the Company's products non-competitive or obsolete. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. Failure to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

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

Lengthy Sales Cycle: The sales cycle in the marketing and sale of the Company's machine vision systems, especially in new markets or in a new application, is lengthy and can be as long as three years. Even in existing markets, due to the $100,000 to $500,000 price range for each system, the purchase of a machine vision system can constitute a substantial capital investment for a customer (which may need more than one machine for its particular proposed application) requiring lengthy consideration and evaluation. In particular, a potential customer must develop a high degree of assurance that the product will meet its needs, successfully interface with the customer's own manufacturing, production or processing system, and have minimal warranty, safety and service problems. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy.

Competition: The markets for the Company's products are highly competitive. A major competitor of the Company has recently made a new product introduction which has increased the competition that the Company faces. Some of the Company's competitors, including Pulsarr which was sold in May 1997 to a company significantly larger than AMV, may have substantially greater financial, technical, marketing and other resources than the Company. Important competitive factors in the Company's markets include price, performance, reliability, customer support and service. Although the Company believes that it currently competes effectively with respect to these factors, there can be no assurance that the Company will be able to continue to compete effectively in the future.

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

Dependence Upon Significant Customers and Distribution Channel: The Company sold equipment to two unaffiliated customers totaling 13% and 12% of sales in 1996 and to two customers totaling 19% and 16% of sales in 1995. Sales to another unaffiliated customer totaled 15% of sales in 1994. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders. While the Company strives to create long-term relationships with its customers and distributors, there can be no assurance that they will continue ordering additional systems from the Company, or that orders will not be delayed due to customer capital appropriations procedures or other circumstances beyond the control of the Company. In certain instances, the Company's cash flow may become negatively affected where investments have been made in inventory in anticipation of an order and such order is delayed by the customer. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

Risk of International Sales: Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

The Company's operating results may also be affected by certain seasonal trends. The Company typically experiences lower sales and order levels in the first quarter when compared with the preceding fourth quarter due primarily to the seasonality of certain harvested food items and the fact that shipments to certain customers occur during such customers' December plant shutdowns. The Company expects these seasonal patterns to continue, though their impact on revenues will decline as the Company continues to expand its presence in nonagricultural and other markets which are less seasonal.

Risks Associated With Possible Acquisitions: The Company may pursue strategic acquisitions or joint ventures in addition to the acquisitions of Pulsarr (subsequently divested in May 1997) and Ventek as part of its growth strategy. While the Company has no understandings, commitments or agreements with respect to any further acquisition, one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. There can be no assurance that any acquisition or joint venture by the Company will not have an adverse effect on the Company's results of operations or will not result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. There can be no assurance that the Company will complete any future acquisitions or joint ventures or that such a future transaction will not materially and adversely affect the Company.

Dependence Upon Key Personnel: The Company's success depends to a significant extent upon the continuing contributions of its key management, technical, sales and marketing and other key personnel. Except for William J. Young, the Company's President and Chief Executive Officer, Alan R. Steel, the Company's Chief Financial Officer, Dr. James Ewan, SRC's President and Chief Executive Officer, and the four former stockholders of Ventek, the Company does not have long-term employment agreements or other arrangements with such individuals which would encourage them to remain with the Company. The Company's future success also depends upon its ability to attract and retain additional skilled personnel. Competition for such employees is intense. The loss of any current key employees or the inability to attract and retain additional key personnel could have a material adverse effect on the Company's business and operating results. There can be no assurance that the Company will be able to retain its existing personnel or attract such additional skilled employees in the future.

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


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings
==========================

Ford & Cohn
-----------
In March 1993, Wilson Ford, Robert Paul and Maxwell Cohn (together "Claimants") brought various claims against AMV and William Patridge, Asif Ahmad and Nagaraj Murthy, past or current directors or employees of AMV, in lawsuits in the Superior Courts for Los Angeles County and Orange County, California. The lawsuits were consolidated in February, 1994, and were litigated in Superior Court for Los Angeles County in September and October, 1995.

Ford, a consultant to AMV, claims that AMV breached an agreement dated September 17, 1987, and subsequently amended on August 16, 1988, by which he was to receive 25,000 shares of stock of CNVS, Inc., predecessor to AMV, at no cost and an option to purchase 25,000 additional shares in the future upon the occurrence of specified events. Ford claims he was promised that this total of 50,000 shares in the Company would amount to 5% of the outstanding shares. Ford also claims AMV owes him royalties under a royalty agreement for certain low light video camera technology. AMV contends that Ford was never promised that his interest would amount to 5% of the outstanding shares, that Ford failed to fulfill his obligations under the royalty agreement, and that Ford's claims are barred under various legal theories. Based on these allegations, Ford made claims for breach of contract and breach of the covenant of good faith and fair dealing.

The Claimants contend that statements allegedly made by William Patridge to United States Alcohol Testing of America, Inc. ("USAT") caused USAT to rescind an Asset Purchase Agreement with the Claimants. The Claimants allege that the statements concerning outstanding lawsuits and disputes between AMV and the Claimants were false and meant to disrupt the business relationship between Prime Lasertech and USAT. The Claimants allegedly would have benefited from the Asset Purchase Agreement as shareholders and/or licensees. Based on these allegations, the Claimants made claims for intentional and negligent interference with prospective advantage, intentional and negligent infliction of emotional distress, and civil conspiracy.

On October 2, 1995, a jury awarded $375,000 to the Claimants, which included $281,000 of punitive damages for the breach of contract claim. The Company has filed motions with the court to eliminate the punitive portion of the award. AMV believes such damages are improper because (i) the claimants did not ask for punitive damages in the contract claim, and (ii) such damages cannot be awarded for breach of contract under applicable state laws. AMV is also attempting to overturn the balance of the breach of contract award based on the fact that the claim was made after the statute of limitations had expired. AMV has made an appeal to overturn the verdict based on these factors and certain other irregularities that occurred during the trial, which AMV believes unfairly affected the jury's decision. Due to the fact that a verdict was rendered, a $93,000 loss on the breach of contract claim was recorded as a liability in the fourth quarter of 1995.

Credit Suisse, Max Khan and Konrad Meyer
----------------------------------------
On January 9, 1997, the Company sued Credit Suisse in Jackson County, Oregon, seeking $1,600,000 in fulfillment of Credit Suisse's contractual obligation to fund a Private Placement Subscription Agreement dated May 14, 1996. The Company claims that Credit Suisse's failure to fund has limited AMV's ability to finance its business plan for Pulsarr and other operations and, as a result, will adversely impact AMV's credibility with investors and financial analysts. Any erosion of credibility or, alternatively, the dilution of shareholder value caused by alternate financing may, in turn, adversely impact the Company's ability to raise debt and equity financing.

The suit also claims that Messrs. Khan and Meyer, who had previously provided investment banking services to AMV, persuaded Credit Suisse to breach the Subscription Agreement.

Item 6.  Exhibits And Reports On Form 8-K
=========================================

(a)  Exhibits
-------------

Exhibit
Number            Description
-------           -----------

    3             Amended and Restated Articles of Incorporation.

    10 Share Purchase Agreement dated April 29, 1997 between Barco NV and ARC Netherlands BV (1)

    27            Financial Data Schedule.

-------------------------------

    (1) Filed with the Securities and Exchange Commission on May 9, 1997 as an exhibit to the Company's Form 8-K regarding the sale of Pulsarr.

 (b) Reports on Form 8-K:
-------------------------

                  On January 22 1997 a Form 8-K was filed regarding the resignation of a director, the appointment of four new directors, and adoption of the 1997 Restricted Stock Plan.

                  On May 9, 1997, a Form 8-K was filed regarding the sale of Pulsarr and the resignation of two directors.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

            May 13, 1997                              /s/  Alan R. Steel
  -------------------------------              --------------------------------
                                                         Alan R. Steel
                                                    Vice President - Finance
                                                 (Principal Financial and duly
                                                      Authorized Officer)