Form 10-K/A
period 1996-12-31
ADVANCED MACHINE VISION CORP
filed 1997-06-04
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                     --------------------------------------

                                   FORM 10-K/A

      |X| AMENDMENT NO. 1 TO ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                           Commission File No. 0-20097

                       Advanced Machine Vision Corporation
             (Exact name of registrant as specified in its charter)

             California                                 33-0256103
     State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

         2067 Commerce Drive
            Medford, Oregon                                97504
 (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (541) 776-7700

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

Item 12.   Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Class A Common Stock as of March 10, 1997, by (i) each person who is known by AMV to own beneficially more than 5% of outstanding Class A Common Stock; (ii) each of AMV's directors and named executive officers; and (iii) all executive officers and directors of AMV as a group:

                                                                                   Approximate
                                                    Amount and Nature of           Percent of
         Name and Address                           Beneficial Ownership           Ownership(1)
         ----------------                           --------------------           ------------
         William J. Young                                1,566,300 (2) (4) (5)         11.2%
         2067 Commerce Drive
         Medford, OR 97504

         Allen & Company Incorporated                      731,587 (3)                  6.4%
            and Allen Holding, Inc.
         711 Fifth Avenue
         New York, NY 10022

         Dr. James Ewan                                    872,000 (2) (5)              6.4%
         2067 Commerce Drive
         Medford, OR 97504

         Alan R. Steel                                     726,000 (2) (5)              5.3%
         2067 Commerce Drive
         Medford, OR 97504

         Rodger A. Van Voorhis                             608,333 (6)                  4.4%
         4217 West Fifth Avenue
         Eugene, OR 97402

         Nagaraj P. Murthy, DDS                            400,727 (5)                  3.0%
         1601 North Long Beach Boulevard
         Compton, CA 90221

         Asif S. Ahmad                                     367,394 (5)                  2.7%
         249 East Ocean Boulevard
         Long Beach, CA 90802

         Jack Nelson, Esq.                                  75,000 (5)                     *
         c/o 2067 Commerce Drive
         Medford, OR 97504

         Vikram Dutt                                        25,000 (5)                     *
         150 North Wacker Drive
         Chicago, IL 60606

         Robert M. Loeffler                                 25,000 (5)                     *
         10701 Wilshire Boulevard #1401
         Los Angeles, CA 90024

         Haig S. Bagerdjian                                 25,000 (5)                     *
         20001 Prairie Street
         Chatsworth, CA 91311

         All executive officers and directors            4,690,754                     30.4%
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

Compliance With Section 16(a) of the Securities Exchange Act of 1934
--------------------------------------------------------------------
Under the federal securities laws, the Company's directors, executive officers, and any person holding more than 10% of the Company's Class A Common Stock, Redeemable Class A Warrants, Redeemable Class B Warrants or Units (consisting of shares of Class A Common Stock, Redeemable Class A Warrants and Redeemable Class B Warrants) are required to report their ownership of the Company's securities and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established, and the Company is required to report in this Proxy Statement any failures to file by these dates since the Company became public in March 1992. The Company knows of no instances of persons who have failed to file or have delinquently filed Section 16(a) reports within the most recently completed fiscal year except that one report covering beneficial ownership by Mr. Van Voorhis of Class A Common Stock was filed late.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


DATED:  June 4, 1997                   ADVANCED MACHINE VISION CORPORATION



                                       By    /s/   Alan R. Steel
                                         --------------------------------------
                                            (Signature)

                                       Title:  Vice President of Finance and
                                               Chief Financial Officer