Form 10-Q
period 1997-06-30
ADVANCED MACHINE VISION CORP
filed 1997-08-11
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997


                           Commission File No. 0-20097


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

                                                                Yes |X|   No |_|

On June 30, 1997, registrant had 13,304,857 shares of Class A Common Stock, and 93,502 shares of Class B Common Stock, all no par value, issued and outstanding.














                            Exhibit Index at Page 20

                                      INDEX



                                                                     Page Number

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets...........................................1

         Consolidated Statements of Operations.............................2 - 3

         Consolidated Statements of Cash Flows.................................4

         Notes to Unaudited Consolidated Financial Statements.............5 - 12

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations..........................12 - 18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings..............................................19 - 20

Item 6.   Exhibits and Reports on Form 8-K....................................20

          Signature...........................................................20

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

================================================================================
Advanced Machine Vision Corporation

Consolidated Balance Sheets
================================================================================


                                                                                   June 30,         December 31,
                                                                                     1997               1996
                                                                                  -----------       ------------
                                                                                  (unaudited)         (audited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $   8,534,000      $   1,909,000
     Accounts receivable, net                                                       3,637,000          4,979,000
     Inventories                                                                    4,941,000          8,132,000
     Prepaid expenses                                                                 103,000            391,000
                                                                                -------------      -------------

              Total current assets                                                 17,215,000         15,411,000
Property, plant and equipment, net                                                  4,435,000          6,488,000
Intangible assets, net                                                              5,873,000          7,876,000
Other assets                                                                          923,000          1,163,000
                                                                                -------------      -------------

                                                                                $  28,446,000      $  30,938,000
                                                                                =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   1,170,000      $   1,897,000
     Short-term borrowings                                                                 --            947,000
     Accrued liabilities                                                            1,209,000          1,299,000
     Customer deposits                                                                705,000          2,463,000
     Accrued payroll                                                                1,122,000            707,000
     Warranty reserve                                                                 405,000            479,000
     Current portion of notes payable                                                  25,000          1,706,000
                                                                                -------------      -------------

              Total current liabilities                                             4,636,000          9,498,000
                                                                                -------------      -------------
Notes payable, less current portion                                                10,857,000         14,940,000
                                                                                -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Common stock:
         Class A - no par value, one vote per share: 60,000,000
              shares authorized, 13,305,000 and 11,140,000
              shares issued and outstanding at June 30, 1997
              and December 31, 1996, respectively                                  25,926,000         25,648,000
         Class B - no par value, one vote per share: 3,000,000
              shares authorized, 94,000 and 110,000 shares
              issued and outstanding at June 30, 1997 and
              December 31, 1996, respectively                                          62,000             72,000
     Common stock warrants                                                          2,377,000          2,403,000
     Additional paid in capital                                                     2,822,000          2,797,000
     Accumulated deficit                                                          (18,234,000)       (24,370,000)
     Cumulative translation adjustment                                                     --            (50,000)
                                                                                -------------      -------------

              Total shareholders' equity                                           12,953,000          6,500,000
                                                                                -------------      -------------

                                                                                $  28,446,000      $  30,938,000
                                                                                =============      =============


          See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
Advanced Machine Vision Corporation

Consolidated Statements of Operations
================================================================================


                                                                                  Three Months Ended June 30,
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                          (unaudited)


Net sales                                                                       $  7,607,000     $  6,419,000
Cost of sales                                                                      3,674,000        3,821,000
                                                                                ------------     ------------

Gross profit                                                                       3,933,000        2,598,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                         1,430,000          877,000
     Research and development                                                        932,000        1,125,000
     General and administrative                                                      812,000        1,181,000
     Amortization of intangible assets                                               182,000           99,000
                                                                                ------------     ------------

                                                                                   3,356,000        3,282,000

Income (loss) from operations before other income and expense                        577,000         (684,000)

Other income and expense:
     Gain on sale of Pulsarr                                                       4,989,000               --
     Investment and other income                                                     112,000           36,000
     Interest expense                                                               (296,000)        (252,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                  5,382,000         (900,000)

Provision for income taxes                                                            15,000               --
                                                                                ------------     ------------

Net income (loss)                                                               $  5,367,000     $   (900,000)
                                                                                ============     ============

Earnings (loss) per share (Note 5)                                              $      0.22      $      (0.08)
                                                                                ===========      ============


          See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
Advanced Machine Vision Corporation

Consolidated Statements of Operations
================================================================================



                                                                                   Six Months Ended June 30,
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                          (unaudited)


Net sales                                                                       $ 16,944,000     $ 10,032,000
Cost of sales                                                                      8,404,000        5,955,000
                                                                                ------------     ------------

Gross profit                                                                       8,540,000        4,077,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                         2,683,000        1,691,000
     Research and development                                                      1,951,000        1,943,000
     General and administrative                                                    1,844,000        2,064,000
     Amortization of intangible assets                                               381,000          194,000
     Charge for acquired in-process technology                                            --        4,915,000
     Charge for royalty expense                                                           --          647,000
                                                                                ------------     ------------

                                                                                   6,859,000       11,454,000

Income (loss) from operations before other income and expense                      1,681,000       (7,377,000)

Other income and expense:
     Gain on sale of Pulsarr                                                       4,989,000               --
     Investment and other income                                                     169,000          104,000
     Interest expense                                                               (656,000)        (424,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                  6,183,000       (7,697,000)

Provision for income taxes                                                            47,000               --
                                                                                ------------     ------------

Net income (loss)                                                               $  6,136,000     $ (7,697,000)
                                                                                ============     ============

Earnings (loss) per share (Note 5)                                              $      0.28      $      (0.74)
                                                                                ===========      ============


          See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
Advanced Machine Vision Corporation

Consolidated Statements of Cash Flows
================================================================================

                                                                                      Six Months Ended June 30,
                                                                                       1997              1996
                                                                                       ----              ----
                                                                                             (unaudited)
Cash flows from operating activities:
   Net (loss) income                                                               $  6,136,000     $   (7,697,000)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Gain on sale of Pulsarr                                                         (4,989,000)                --
     Charge for acquired in-process technology                                               --          4,915,000
     Charge for royalty expense                                                              --            647,000
     Depreciation and amortization                                                      633,000            473,000
     Changes  in  assets  and   liabilities   (net  of  amounts   purchased   in
       acquisition):
       Accounts receivable                                                             (916,000)           (36,000)
       Inventories                                                                     (260,000)        (1,689,000)
       Prepaid expenses and other assets                                                 33,000           (697,000)
       Accounts payable, short-term borrowings, accrued liabilities,
         customer deposits, accrued payroll, and warranty reserve                       547,000          2,735,000
                                                                                   ------------     --------------

         Net cash (used in) provided by operating activities                          1,184,000         (1,349,000)
                                                                                   ------------     --------------

Cash (used in) provided by investing activities:
   Proceeds from the sale of Pulsarr                                                  7,010,000                 --
   Acquisition of Pulsarr                                                                    --         (6,225,000)
   Purchases of property and equipment                                                 (310,000)        (1,361,000)
                                                                                   -------------    --------------

         Net cash provided by (used in) investing activities                          6,700,000         (7,586,000)
                                                                                   ------------     ---------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                                             (1,273,000)         4,270,000
   Proceeds from common stock issuances                                                      --          2,000,000
   Proceeds from exercise of stock options                                               14,000             60,000
   Debt issuance costs                                                                       --           (400,000)
                                                                                   ------------     --------------

         Net cash provided by financing activities                                   (1,259,000)         5,930,000
                                                                                   ------------     --------------

Net (decrease) increase in cash                                                       6,625,000         (3,005,000)

Cash and cash equivalents, beginning of the period                                    1,909,000          4,171,000
                                                                                   ------------     --------------

Cash and cash equivalents, end of the period                                       $  8,534,000     $    1,166,000
                                                                                   ============     ==============

          See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES
              ====================================================
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   Principles Of Consolidation
================================

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1996), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1997, and December 31, 1996, the results of operations and cash flows for the three- and six-month periods ended June 30, 1997 and 1996. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc. ("ALSO"), SRC VISION, Inc. ("SRC"), ARC Netherlands BV and its respective subsidiary, Pulsarr Holding BV ("Pulsarr") from its March 1, 1996 acquisition date to its May 6, 1997 disposition date, and Ventek, Inc. ("Ventek") from its July 24, 1996 acquisition date (see Note 6 regarding the sale of Pulsarr).

Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1996 annual report on Form 10-K.

2.   Nature Of Operations
=========================

In February 1994, the Company acquired all of the issued and outstanding capital stock of SRC for $8.1 million in cash. In March 1996, the Company acquired all of the issued and outstanding stock of Pulsarr for cash of $6.5 million and notes payable of $1.3 million (see Note 6 regarding the sale of Pulsarr for $8.4 million in cash in May 1997). In July 1996, the Company acquired the business and certain assets of Ventek, subject to certain liabilities, for $5.1 million in notes and other securities. The operations of each of the three acquired entities are included in the consolidated financial results since their respective acquisition dates. Through its subsidiaries, the Company designs, manufactures and markets computer-aided vision defect detection and sorting and defect removal equipment for use in a variety of industries, including food processing, wood products and recycling. The Company's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood and plastic. The Company sells its products throughout the world.

3.   Financing
==============

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

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note. Interest on the note was 6.75% and is payable quarterly. The interest rate may be adjusted upward on each anniversary date of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. In April 1997, the interest rate was adjusted to 9.75%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount is due in April 2001. The note is secured by 54% of the stock of ARC Netherlands BV. The note is convertible into the Company's Class A Common Stock at $2.125 per share. In connection with the borrowing, the Company paid a finders fee of $400,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share.

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

4. Stock Transactions; Shares Eligible For Future Sale; Effect Of Warrants, Options And Convertible Securities; Possible Dilution
==========================================================

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

On March 8, 1997, April 1, 1997 and August 2, 1997, 188,400 Unit Purchase Options originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants and 300,000 Gerinda warrants, respectively, expired unexercised, thereby reducing potentially outstanding shares and proforma proceeds in the table below by 2,130,000 and $7,804,000, respectively.

Schedule of  Outstanding  Stock,  Warrants,  Units and Potential  Dilution:
---------------------------------------------------------------------------
The following table summarizes, as of August 2, 1997, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants and conversion of convertible debt, and proforma proceeds from the exercise of warrants. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.


                                                                                                      Proforma
                                   Number or Principal                Class A Common                  Proceeds
                                   Amount Outstanding    Conversion     Stock After     Conversion     or Debt
          Security                  at August 2, 1997      Factor       Conversion         Price      Reduction
          -----------------------------------------------------------------------------------------------------
          Common Stock:
          Class A                                                       13,304,857
          Class B                                                           93,502
                                                                     -------------

         Total currently outstanding                                    13,398,359
                                                                     -------------
         Warrants (expiration date):
          A (3/9/98)                     2,941,963           1.4         4,118,748       $  2.84   $    11,697,000
          B (3/9/98)                     4,354,863 (A)       1.4         6,096,808          4.17        25,424,000
          C (3/9/98)                       846,250           1.4         1,184,750          2.21         2,618,000
          D (6/30/98-7/31/98)              275,000            1            275,000          2.75           756,000
          F (4/12/98)                      300,000            1            300,000          1.88           564,000
          G (2/28/99)                      240,000            1            240,000          2.00           480,000
          H (4/16/01)                      340,000            1            340,000          2.13           724,000
          I (7/23/01)                    1,000,000 (B)        1          1,000,000          2.25         2,250,000
          J (9/30/99)                      300,000            1            300,000          2.03           608,000
                                                                     -------------                 ---------------

                                                                        13,855,306                      45,121,000
                                                                     -------------                 ---------------
         Convertible Debt (due date):
          6.75% Notes (4/16/01)          3,400,000                       1,600,000          2.13         3,400,000
          6.75% Ventek Note (7/23/99)    2,250,000                       1,000,000          2.25         2,250,000
          Ventek Note (7/23/99)          1,529,000 (B)                   1,800,000                       1,529,000
                                                                     -------------                 ---------------

                                                                         4,400,000                       7,179,000
                                                                     -------------                 ---------------
         Potentially outstanding shares and proforma
            proceeds and reduction of debt                              31,653,665                 $    52,300,000
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

In addition, on June 30, 1997, AMV had outstanding options to purchase 3,338,000 shares of Class A Common Stock, 2,876,000 of which are under its stock option plans.

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

5.   Earnings (Loss) Per Share
==============================

Earnings (loss) per share is computed based on the weighted average number of common shares and dilutive common equivalent shares outstanding during the period. Dilutive common equivalent shares consist of the shares relating to a note and stock appreciation right agreement, options and warrants.

As Advanced Machine Vision Corporation has outstanding options and warrants which, in the aggregate, exceed 20% of the common stock currently outstanding (see Note 4), AMV is required to follow the provisions of Accounting Principles Board (APB) Opinion No. 15, paragraph 38, in calculating earnings per share, if dilutive. APB 15, paragraph 38, assumes the aggregate exercise of all options and warrants and certain other computations. The assumed exercise of all of AMV's options and warrants would result in the aggregate proceeds of approximately $51,426,000 as of June 30, 1997. These proceeds are then assumed to be used in the following order:

     a) Repurchase up to 20% of the number of AMV common shares currently outstanding.

     b) Reduce all short-term and long-term borrowings.

     c) Invest the remaining proceeds in US government securities or commercial paper.

The computation of primary earnings per common share for the three and six months ended June 30, 1997 is as follows:


                                                                Three months           Six months
                                                               ended June 30,        ended June 30,
                                                                    1997                  1997
                                                                -------------        --------------

Net income as reported                                        $   5,367,000         $   6,136,000
Reduction in interest expense accreted to a non-
    interest bearing note and stock appreciation rights
    agreement payable by the issuance of up to 1,800,000
    shares of Class A Common Stock or, at AMV's option,
    in cash in three years                                           25,000                50,000
Reduction in interest expense as the result of the
    assumed retirement of all short-term and long-term
    borrowing                                                       259,000               580,000
Increase in interest income as the result of the
    investment of excess cash generated from the
    assumed exercise of all options and warrants                    555,000             1,105,000
                                                              -------------         -------------

Net income                                                    $   6,206,000         $   7,871,000
                                                              =============         =============

Earnings per share                                            $        0.22         $        0.28
                                                              =============         =============



                                                                Three months           Six months
                                                               ended June 30,        ended June 30,
                                                                    1997                  1997
                                                               --------------        --------------

Weighted average shares outstanding:
    Common stock                                                 13,398,000            13,342,000
    Reduction for contingently returnable shares as
       all conditions were not met as of period end.             (2,000,000)           (2,000,000)
    Shares relating to a note and stock appreciation
       rights agreement, issued on July 24, 1996                  1,800,000             1,800,000
    Assumed aggregate exercise of all stock options
       and warrants                                              17,194,000            17,194,000
    Assumed repurchase of common shares, limited to
       20% of currently outstanding common shares                (2,280,000)           (2,280,000)
                                                              -------------         -------------

Shares used in calculations                                      28,112,000            28,056,000
                                                              =============         =============


The computation of primary earnings per share for the three and six months ended June 30, 1996, as required by APB Opinion No. 15, paragraph 38, was not dilutive and therefore, the net loss, as reported, and the weighted average shares outstanding of 10,854,000 and 10,388,000, respectively, were used in calculating earnings per share.

Fully diluted and primary earnings (loss) per share are the same amounts for each period presented.

The  Financial  Accounting  Standards  Board has issued  Statement  of Financial
Accounting Standards No. 128, "Earnings per Share" (FAS 128). The changes required by FAS 128 adjust the calculation of earnings per share (EPS) under generally accepted accounting principles in the U. S. to be more consistent with international standards. Under the new standard, companies will replace the reporting of "primary" EPS with "basic" EPS. Basic EPS is calculated by dividing the income available to common stockholders by the weighted average number of common shares outstanding for the period, without consideration for common stock equivalents. "Fully diluted" EPS will be replaced by "Diluted" EPS. Diluted EPS is computed similarly to fully diluted EPS under the provisions of APB Opinion No. 15. FAS 128 will be effective for periods ending after December 15, 1997 and early application is not permitted. However, proforma EPS amounts computed pursuant to FAS 128 are permitted and are shown below. The EPS amounts computed above in accordance with APB 15 will be adjusted as of December 15, 1997, to the amounts shown in the following table.


                                                                   Proforma
                               --------------------------------------------------------------------------------
                                                        For the Quarter Ended June 30,
                               --------------------------------------------------------------------------------
                                                1997                                       1996
                               ---------------------------------------  ---------------------------------------
                                                                Per                                       Per
                                  Income         Shares        Share       (Loss)          Shares        Share
                                (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)   Amount
                                -----------   -------------   ------     -----------    -------------   ------
Basic EPS:
Income (loss) available to
   common shareholders         $ 5,367,000       13,398,000             $   (900,000)    10,854,000
Reduction for contingently
   returnable shares as all
   conditions were not met
   as of period end                     --       (2,000,000)                      --             --
                               -----------     ------------             ------------    -----------
Income (loss) available to
   common shareholders         $ 5,367,000       11,398,000   $ 0.47    $   (900,000)    10,854,000     $ (0.08)
                                                              ======                                    =======

Effect of Dilutive Securities
Note and stock appreciation
   rights agreement                 25,000        1,800,000                       --             --
Stock options                           --          544,000                       --             --
Convertible debt                   137,000        2,596,000                       --             --
                               -----------     ------------             ------------    -----------

Diluted EPS:
Income (loss) available to
   common shareholders
   and assumed conversions     $ 5,529,000       16,338,000   $ 0.34    $   (900,000)    10,854,000     $ (0.08)
                               ===========     ============   ======    ============    ===========     =======



                                                                   Proforma
                               --------------------------------------------------------------------------------
                                                        For the Six Months Ended June 30,
                               --------------------------------------------------------------------------------
                                                1997                                       1996
                               ---------------------------------------  ---------------------------------------
                                                                Per                                       Per
                                  Income         Shares        Share       (Loss)          Shares        Share
                                (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)   Amount
                                -----------   -------------   ------     -----------    -------------   ------
Basic EPS:
Income (loss) available to
   common shareholders         $ 6,136,000       13,342,000             $ (7,697,000)    10,388,000
Reduction for contingently
   returnable shares as all
   conditions were not met
   as of period end                     --       (2,000,000)                      --             --
                               -----------     ------------             ------------    -----------
Income (loss) available to
   common shareholders         $ 6,136,000       11,342,000   $ 0.54    $ (7,697,000)    10,388,000     $ (0.74)
                                                              ======                                    =======

Effect of Dilutive Securities
Note and stock appreciation
   rights agreement                 50,000        1,800,000                       --             --
Stock options                           --          544,000                       --             --
Convertible debt                   274,000        2,596,000                       --             --
                               -----------     ------------             ------------    -----------

Diluted EPS:
Income (loss) available to
   common shareholders
   and assumed conversions     $ 6,460,000       16,282,000   $ 0.40    $ (7,697,000)    10,388,000     $ (0.74)
                               ===========     ============   ======    ============    ===========     =======


Options to purchase 2,795,000 shares of common stock between $1.56 and $4.94 and warrants to purchase 14,155,000 shares of common stock between $1.88 and $5.00 were not included in the computation of Diluted EPS because such options' and warrants' exercise prices were greater than the average market price of the common shares.

In summary, EPS computed under the APB 15 and FAS 128 methods for the three and six months ended June 30, 1997 are as follows:


                                                   Computation Before                Computation After
                                                    December 15, 1997                December 15, 1997
                                           -------------------------------    --------------------------------
                                             Three months     Six months        Three months      Six months
                                            ended June 30,  ended June 30,     ended June 30,   ended June 30,
                                                 1997            1997               1997             1997
----------------------------------------------------------  --------------     --------------   --------------
         Primary or Basic EPS                   $ 0.22          $ 0.28             $ 0.47          $  0.54
         Fully Diluted or Diluted EPS           $ 0.22          $ 0.28             $ 0.34          $  0.40


6.   Acquisitions Of Pulsarr and Ventek
=======================================

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

On May 6, 1997, the Company sold its Pulsarr subsidiary to Barco NV of Belgium for $8.4 million in cash, resulting in a gain of approximately $5.0 million. The sale resulted in net cash proceeds to AMV of approximately $7 million and a reduction of current and long-term debt of approximately $4.6 million. The gain on the sale of Pulsarr is largely a result of the previous reduction in the carrying value of AMV's investment in Pulsarr due to the $4.9 million charge for acquired in-process technology the Company recorded in the quarter ended March 31, 1996 in conjunction with this acquisition.

The proforma condensed combined statements of operations, shown below as supplemental information, assume (i) that the acquisition of Ventek occurred as of the beginning of the 1996 three- and six-month periods, and (ii) that Pulsarr was sold at the beginning of such periods. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the acquisitions occurred as of the beginning of such three- and six-month periods presented. Proforma condensed combined statements of operations are presented below:


                                               Three months ended June 30,       Six months ended June 30,
                                                 1997            1996               1997             1996
                                            --------------   -------------      -------------   -------------
             Sales                          $    7,259,000   $   5,860,000      $  14,386,000   $  10,499,000
                                            ==============   =============      =============   =============
             Gross profit                   $    3,822,000   $   3,237,000      $   7,622,000   $   5,655,000
                                            ==============   =============      =============   =============
             Net income (loss)              $      407,000   $     310,000      $   1,135,000   $    (841,000)
                                            ==============   =============      =============   =============
             Earnings (loss) per share      $        0.03    $        0.02      $       0.09    $       (0.07)
                                            =============    =============      ============    =============


7.   Inventories
================

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:


                                                                                  June 30,      December 31,
                                                                                    1997             1996
                                                                                -------------   -------------

           Raw materials                                                        $   1,396,000   $   2,662,000
           Work-in-process                                                          1,524,000       2,234,000
           Finished goods                                                           2,021,000       3,236,000
                                                                                -------------   -------------

                                                                                $   4,941,000   $   8,132,000
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

The Company's backlog at June 30, 1997, was $2,464,000, a decrease of 76% when compared to the $10,385,000 backlog as of June 30, 1996. After excluding Pulsarr from, and including Ventek in, both periods, backlog was $2,464,000 at June 30, 1997 as compared to $8,748,000 at June 30, 1996. The 1997 backlog is expected to be shipped within nine months.

Results of Operations - Comparison between three months ended June 30, 1997 and June 30, 1996
--------------
Sales for the three months ended June 30, 1997 ("Q2 1997") were $7,607,000, up 19% when compared to sales for the three months ended June 30, 1996 ("Q2 1996") of $6,419,000. The increase is due to the inclusion of Ventek's sales of $880,000 and an increase of $2,814,000 in sales at SRC, offset by reduced Pulsarr sales due to the sale of Pulsarr.

Cost of sales was 48% of sales in Q2 1997 and 60% in Q2 1996.

Gross profit increased by 51% to $3,933,000 in Q2 1997 when compared to $2,598,000 of gross profit in Q2 1996. In Q2 1997, gross profit was 52% of sales as compared to 40% in Q2 1996. The increase in gross profit as a percentage of sales is primarily related to the higher margin Ventek products included in Q2 1997, an increase in the overall sales volume at SRC which allowed for the spreading of fixed costs over a larger sales based as well as a change in sales mix.

Selling and marketing expense increased 63% in Q2 1997 from Q2 1996 to $1,430,000 amounting to 19% of sales in Q2 1997. Similar expenses in Q2 1996 were $877,000, or 14% of sales. The increase in selling and marketing expenses as a percent of sales is the result of increased commissions and general marketing activities during the quarter.

Research and development expenses were $932,000 and $1,125,000 in Q2 1997 and Q2 1996, or 12% and 18% of sales, respectively. The reduced research and development level in Q2 1997 was due principally to the sale of Pulsarr.

General and administrative expenses decreased $369,000 to $812,000 in Q2 1997 from $1,181,000 in Q2 1996. The decrease in general and administrative expenses is due principally to the sale of Pulsarr.

The increase in amortization of intangible assets is primarily due to the acquisition of Ventek.

On May 6, 1997, AMV sold Pulsarr to Barco NV of Belgium for $8.4 million in cash, resulting in a gain of $4,989,000. AMV had purchased Pulsarr on March 1, 1996 for $7.8 million. This gain primarily represents a recovery of the $4,915,000 charge for acquired in-process technology expenses in the quarter ended March 31, 1996

The increase in investment and other income is the result of higher cash balances available for investment.

The increase in interest expense is the result of the increase in debt outstanding.

Net income for Q2 1997 was $5,367,000 as compared to a net loss of $900,000 in Q2 1996 as a result of the factors discussed above.

Results of Operations - Comparison between six months ended June 30, 1997 and June 30, 1996
-------------
Sales for the six months ended June 30, 1997 ("the 1997 Period") were $16,944,000, up 69% when compared to sales for the six months ended June 30, 1996 ("the 1996 Period") of $10,032,000. The increase is due to the inclusion of Ventek's sales of $2,308,000, an increase of $5,329,000 in sales at SRC, offset by reduced Pulsarr sales due to the sale of Pulsarr.

Cost of sales was 50% of sales in the 1997 Period and 59% in the 1996 Period.

Gross profit increased by 109% to $8,540,000 in the 1997 Period when compared to $4,077,000 of gross profit in the 1996 Period. In 1997, gross profit was 50% of sales as compared to 41% in 1996. The increase in gross profit as a percentage of sales is primarily related to the higher margin Ventek products included in 1997, an increase in the overall sales volume at SRC which allowed for the spreading of fixed costs over a larger sales based as well as a change in sales mix.

Selling and marketing expense increased 59% in the 1997 Period from 1996 to $2,683,000 amounting to 16% of sales in 1997. Similar expenses in the 1996 Period were $1,691,000, or 17% of sales. The decrease in selling and marketing expenses as a percent of sales is the result of spreading of fixed costs over a larger sales base.

Research and development expenses were $1,951,000 and $1,943,000 in the 1997 Period and the 1996 Period, or 12% and 19% of sales, respectively. The decrease in research and development expense in 1997, as a percentage of sales, is due principally to the spreading of fixed costs over a larger sales base.

General and administrative expenses decreased $220,000 to $1,844,000 in 1997 from $2,064,000 in 1996. The decrease in general and administrative expenses is due principally to the sale of Pulsarr.

The increase in amortization of intangible assets is principally due to the acquisition of Ventek.

On May 6, 1997, AMV sold Pulsarr to Barco NV of Belgium for $8.4 million in cash, resulting in a gain of $4,989,000. AMV had purchased Pulsarr on March 1, 1996 for $7.8 million. This gain primarily represents a recovery of the $4,915,000 charge for acquired in-process technology expensed in the quarter ended March 31, 1996.

The increase in investment and other income is the result of higher cash balances available for investment.

The increase in interest expense is the result of the increase in debt outstanding.

Net income for 1997 was $6,136,000 as compared to a net loss of $7,697,000 in 1996. Net income for 1997 includes a gain on the sale of Pulsarr of $4,989,000 while the net loss for 1996 includes a charge for acquired in-process technologies of $4,915,000 and a charge for deferred royalty expenses of $647,000. Income before special items for 1997 was $1,147,000 as compared to a loss of $2,135,000 for 1996 primarily as a result of the increase in sales discussed above.

Liquidity and Capital Resources
-------------------------------
On May 6, 1997, the Company received net proceeds of approximately $7,000,000 from the sale of Pulsarr.

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

The Company's principal sources of operating capital have been funds from the above transactions, its overseas Regulation S offerings in September and October 1993 and in February 1994 and its initial public offering in March 1992. As of June 30, 1997, the Company had $12,579,000 in working capital.

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

The Company's ALSO operation, AMV's only business prior to the February 1994 acquisition of SRC, had suffered losses since inception. The operations of ALSO were sold in October 1995. In 1995, SRC generated operating profits (before allocation of corporate overhead expenses). Even though SRC reached operating profitability in six of the last eight quarters and had a history of profitable operations prior to its acquisition by AMV, there can be no assurance that long-term profitability will be realized. Ventek has operated profitably since 1992. The Company operates in a highly competitive environment, which environment may be intensified by the fact that Pulsarr is now owned by a company substantially larger and with far greater financial resources than AMV. Delays and difficulties relating to technological changes in turnaround situations often occur, any of which would materially and adversely affect the Company's cash flow. Furthermore, operational and marketing difficulties may occur relating to the integration of Ventek.

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

History of Losses;  Negative Cash Flow:
---------------------------------------
Other than in 1995, the second half of 1996 and the first half of 1997, the Company has had a history of losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) interest costs associated with recent financings, (iv) cash required for the repayment of debt (e.g., the $1.3 million paid in April 1997), and (v) possible cash needed to fully integrate Ventek's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995, the second half of 1996 and the first half of 1997, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant overall loss for the 1996 year.

Need for  Additional  Financing:
--------------------------------
The Company may seek additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. The (i) outstanding shares of the Company's Class A Common Stock due to private placements and implementation of the 1997 Restricted Stock Plan, (ii) April 1995 and April 1996 private placements of convertible debt, (iii) substantial loss in 1996, (iv) debt incurred for the acquisition of Ventek, and (v) number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

Uncertain Ability to Manage Growth and Integrate Acquired Businesses:
---------------------------------------------------------------------
As part of its business strategy, the Company intends to pursue growth. In March and July 1996, the Company acquired Pulsarr and Ventek, respectively, which had sales in 1995 of approximately $11.4 million and $4.4 million, respectively, and would have added approximately 80% to the Company's 1995 sales on a proforma basis. In May 1997, AMV sold Pulsarr. A growth strategy will require the integration of new entities, such as Ventek, the establishment of distribution relationships in foreign countries, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

Rapid Technological Change;  Product Development:
-------------------------------------------------
The markets for the Company's machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, the Company believes that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected bookings in late 1995 and 1996. Sales of products such as those offered by the Company depend in part on the continuing development and deployment of emerging technology and new services and applications based on such technology. The Company's success will depend to a significant extent upon its ability to enhance its existing products and develop new products that gain market acceptance. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or enhancing its existing products on a timely or cost-effective basis or that products or technologies developed by others will not render the Company's products non-competitive or obsolete. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements. Failure to develop or introduce on a timely basis new products or product enhancements that achieve market acceptance would materially and adversely affect the Company's business, operating results and financial condition.

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

Dependence Upon Significant Customers and Distribution Channel:
---------------------------------------------------------------
The Company sold equipment to two unaffiliated customers totaling 13% and 12% of sales in 1996 and to two customers totaling 19% and 16% of sales in 1995. Sales to another unaffiliated customer totaled 15% of sales in 1994. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders. While the Company strives to create long-term relationships with its customers and distributors, there can be no assurance that they will continue ordering additional systems from the Company, or that orders will not be delayed due to customer capital appropriations procedures or other circumstances beyond the control of the Company. In certain instances, the Company's sales, income and cash flow may become negatively affected where investments have been made in inventory in anticipation of an order and such order is delayed by the customer. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

Risk of International Sales:
----------------------------
Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar, which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

Credit Suisse, Max Khan and Konrad Meyer
----------------------------------------
On January 9, 1997, the Company sued Credit Suisse, Max Khan and Konrad Meyer (together, "Credit Suisse") in Jackson County, Oregon, seeking $1,600,000 in fulfillment of Credit Suisse's contractual obligation to fund a Private Placement Subscription Agreement dated May 14, 1996. Ilverton International, Inc. ("Ilverton"), an entity that the Company believes to be controlled by Meyer and holder of the Company's $3,400,000 Convertible Secured Note, was later added as a defendant to the suit. The Company claims that Credit Suisse's failure to fund has limited AMV's ability to finance its business plan for Pulsarr and other operations and, as a result, will adversely impact AMV's credibility with investors and financial analysts. Any erosion of credibility or, alternatively, the dilution of shareholder value caused by alternate financing may, in turn, adversely impact the Company's ability to raise debt and equity financing.

The suit also claims that Messrs. Khan and Meyer, who had previously provided investment banking services to AMV, persuaded Credit Suisse to breach the Subscription Agreement.

In a related action, on June 26, 1997, the Company sued Swiss American Securities, Inc. ("SASI"), Credit Suisse's U. S. Agent, and Ilverton, seeking the return of the common stock of the Company's SRC VISION, Inc. subsidiary that was pledged as security for the $2,160,000 Convertible Subordinated Secured Note to Ilverton that was paid off in April 1997. The agreement governing the pledge required Ilverton, upon payment of the note, to instruct SASI, the holder of the pledged shares, to return the pledged shares to AMV. Although Ilverton has no voting rights over the pledged shares, the Company believes that Ilverton's refusal to return the shares is related to the Credit Suisse action described above.

Item 6.  Exhibits And Reports On Form 8-K
=========================================

(a)  Exhibits

  Exhibit
  Number          Description
  -------         -----------

    27            Financial Data Schedule.

(b)  Reports on Form 8-K:

                  On May 9, 1997, a Form 8-K was filed regarding the sale of Pulsarr and the resignation of two directors.

                  On August 6, 1995, a Form 8-K was filed establishing the date for the Company's 1997 Annual Meeting of stockholders.


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

        August 8, 1997                          /s/  Alan R. Steel
-------------------------------                 --------------------------------
                                                     Alan R. Steel
                                                 Vice President - Finance
                                               (Principal Financial and duly
                                                   Authorized Officer)