Form 10-Q
period 1997-09-30
ADVANCED MACHINE VISION CORP
filed 1997-10-30
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

                                                                Yes |X|   No |_|

On September 30, 1997, registrant had 10,503,217 shares of Class A Common Stock, and 93,502 shares of Class B Common Stock, all no par value, issued and outstanding.




                            Exhibit Index at Page 20

                                      INDEX



                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets .........................................1
          Consolidated Statements of Operations ...........................2 - 3
          Consolidated Statements of Cash Flows ...............................4

          Notes to Unaudited Consolidated Financial Statements ...........5 - 12

Item 2.   Management's Discussion and Analysis of Financial
            Condition and Results of Operations .........................12 - 18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .............................................19 - 20

Item 6.   Exhibits and Reports on Form 8-K ...................................20

          Signature ..........................................................20

                          PART I. FINANCIAL INFORMATION
                          =============================


Item 1.  Financial Statements
--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                 September 30,      December 31,
                                                                                     1997              1996
                                                                                --------------     -------------
                                                                                 (unaudited)         (audited)
                                     ASSETS
                                     ======

Current assets:
     Cash and cash equivalents                                                  $   5,581,000      $   1,909,000
     Accounts receivable, net                                                       3,248,000          4,979,000
     Inventories                                                                    5,338,000          8,132,000
     Prepaid expenses                                                                  72,000            391,000
                                                                                -------------      -------------

              Total current assets                                                 14,239,000         15,411,000
Property, plant and equipment, net                                                  4,501,000          6,488,000
Intangible assets, net                                                              5,699,000          7,876,000
Other assets                                                                          859,000          1,163,000
                                                                                -------------      -------------

                                                                                $  25,298,000      $  30,938,000
                                                                                =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ====================================

Current liabilities:
     Accounts payable                                                           $   1,281,000      $   1,897,000
     Short-term borrowings                                                                 --            947,000
     Accrued liabilities                                                            1,178,000          1,299,000
     Customer deposits                                                              1,878,000          2,463,000
     Accrued payroll                                                                1,347,000            707,000
     Warranty reserve                                                                 407,000            479,000
     Current portion of notes payable                                                  25,000          1,706,000
                                                                                -------------      -------------

              Total current liabilities                                             6,116,000          9,498,000
                                                                                -------------      -------------
Notes payable, less current portion                                                 8,351,000         14,940,000
                                                                                -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Common stock:
         Class A - no par value, one vote per share: 60,000,000
              shares authorized, 10,503,000 and 11,140,000
              shares issued and outstanding at September 30, 1997
              and December 31, 1996, respectively                                  24,144,000         25,648,000
         Class B - no par value, one vote per share: 3,000,000
              shares authorized, 94,000 and 110,000 shares
              issued and outstanding at September 30, 1997 and
              December 31, 1996, respectively                                          62,000             72,000
     Common stock warrants                                                          2,197,000          2,403,000
     Additional paid in capital                                                     2,822,000          2,797,000
     Accumulated deficit                                                          (18,394,000)       (24,370,000)
     Cumulative translation adjustment                                                     --            (50,000)
                                                                                -------------      -------------

              Total shareholders' equity                                           10,831,000          6,500,000
                                                                                -------------      -------------

                                                                                $  25,298,000      $  30,938,000
                                                                                =============      =============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                Three Months Ended September 30,
                                                                                --------------------------------
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                          (unaudited)

Net sales                                                                       $  5,861,000     $ 10,097,000
Cost of sales                                                                      2,832,000        5,003,000
                                                                                ------------     ------------

Gross profit                                                                       3,029,000        5,094,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                         1,089,000        1,539,000
     Research and development                                                      1,029,000          988,000
     General and administrative                                                      581,000        1,093,000
     Amortization of intangible assets                                               174,000          180,000
                                                                                ------------     ------------

                                                                                   2,873,000        3,800,000
                                                                                ------------     ------------

Income (loss) from operations before other income and expense                        156,000        1,294,000

Other income and expense:
     Investment and other income                                                     106,000           35,000
     Interest expense                                                               (428,000)        (344,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                   (166,000)         985,000

Provision for (benefit from) income taxes                                             (6,000)              --
                                                                                ------------     ------------

Net income (loss)                                                               $   (160,000)    $    985,000
                                                                                ============     ============

Earnings (loss) per share (Note 5)                                              $     (0.01)     $       0.07
                                                                                ===========      ============




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    1997              1996
                                                                                    ----              ----
                                                                                          (unaudited)

Net sales                                                                       $ 22,805,000     $ 20,129,000
Cost of sales                                                                     11,236,000       10,958,000
                                                                                ------------     ------------

Gross profit                                                                      11,569,000        9,171,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                         3,772,000        3,230,000
     Research and development                                                      2,980,000        2,931,000
     General and administrative                                                    2,425,000        3,157,000
     Amortization of intangible assets                                               555,000          374,000
     Charge for acquired in-process technology                                            --        4,915,000
     Charge for royalty expense                                                           --          647,000
                                                                                ------------     ------------

                                                                                   9,732,000       15,254,000

Income (loss) from operations before other income and expense                      1,837,000       (6,083,000)

Other income and expense:
     Gain on sale of Pulsarr                                                       4,989,000               --
     Investment and other income                                                     275,000          139,000
     Interest expense                                                             (1,084,000)        (768,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                  6,017,000       (6,712,000)

Provision for income taxes                                                            41,000               --
                                                                                ------------     ------------

Net income (loss)                                                               $  5,976,000     $ (6,712,000)
                                                                                ============     ============

Earnings (loss) per share (Note 5)                                              $      0.29      $      (0.61)
                                                                                ===========      ============




     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Nine Months Ended September 30,
                                                                                ---------------------------------
                                                                                       1997              1996
                                                                                       ----              ----
                                                                                             (unaudited)

Cash flows from operating activities:
   Net (loss) income                                                               $  5,976,000     $   (6,712,000)
   Adjustments to reconcile net income (loss) to net cash
     used in operating activities:
     Gain on sale of Pulsarr                                                         (4,989,000)                --
     Charge for acquired in-process technology                                               --          4,915,000
     Charge for royalty expense                                                              --            247,000
     Charge for deferred debt issuance costs                                            233,000                 --
     Depreciation and amortization                                                      963,000            825,000
     Changes in assets and liabilities (net of amounts
       purchased in acquisition):
       Accounts receivable                                                             (527,000)          (725,000)
       Inventories                                                                     (657,000)        (1,660,000)
       Prepaid expenses and other assets                                               (111,000)          (548,000)
       Accounts payable, short-term borrowings, accrued liabilities,
         customer deposits, accrued payroll, and warranty reserve                     2,034,000          1,940,000
                                                                                   ------------     --------------

         Net cash (used in) provided by operating activities                          2,922,000         (1,718,000)
                                                                                   ------------     --------------

Cash (used in) provided by investing activities:
   Proceeds from the sale of Pulsarr                                                  7,010,000                 --
   Acquisition of Pulsarr/Ventek                                                             --         (5,797,000)
   Purchases of property and equipment                                                 (533,000)        (1,515,000)
                                                                                   ------------     --------------

         Net cash provided by (used in) investing activities                          6,477,000         (7,312,000)
                                                                                   ------------     --------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                                             (3,779,000)         4,690,000
   Proceeds from (repurchase of) common stock                                        (1,962,000)         1,971,000
   Proceeds from exercise of stock options                                               14,000             65,000
   Debt issuance costs                                                                       --           (400,000)
                                                                                   ------------     --------------

         Net cash provided by financing activities                                   (5,727,000)         6,236,000
                                                                                   ------------     --------------

Net (decrease) increase in cash                                                       3,672,000         (2,704,000)

Cash and cash equivalents, beginning of the period                                    1,909,000          4,171,000
                                                                                   ------------     --------------

Cash and cash equivalents, end of the period                                       $  5,581,000     $    1,467,000
                                                                                   ============     ==============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

1.   Principles Of Consolidation
--------------------------------
In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1996), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1997, and December 31, 1996, the results of operations and cash flows for the three- and nine-month periods ended September 30, 1997 and 1996.
The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc. ("ALSO"), SRC VISION, Inc. ("SRC"), ARC Netherlands BV and its respective subsidiary, Pulsarr Holding BV ("Pulsarr") from its March 1, 1996 acquisition date to its May 6, 1997 disposition date, and Ventek, Inc. ("Ventek") from its July 24, 1996 acquisition date (see Note 6 regarding the sale of Pulsarr). The Company's current operating subsidiaries are SRC and Ventek.

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

3.   Financing
--------------
In April 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note was 10.25% and was payable semi-annually. The note was secured by the issued and outstanding capital stock of SRC. The note was convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company paid a finders fee of $160,000 and issued 300,000 warrants to purchase Class A Common Stock at $1.875 per share. In October 1996 and March 1997, $645,000 and $250,000 principal amounts of the note were converted by the debtholders into 344,000 and 133,000 shares of Class A Common Stock. The remaining principal amount of $1,265,000 was paid in April 1997. In August 1997, the warrants were repurchased by the Company (see Note 4).

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note. Interest on the note was 6.75% and is payable quarterly. The interest rate may be adjusted upward on each anniversary date of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. In April 1997, the interest rate was adjusted to 9.75%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The note is secured by 54% of the stock of ARC Netherlands BV. The note is convertible into the Company's Class A Common Stock at $2.125 per share. In connection with the borrowing, the Company paid a finders fee of $400,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share. In August and September 1997, AMV repurchased the warrants and paid off $2,500,000 of this note leaving $900,000 outstanding, which is due in April 2001 (see Note 4). In conjunction with this early pay-off, AMV wrote off $233,000 of deferred debt issuance costs. This amount is included in interest expense on the accompanying Consolidated Statement of Operations.

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

4. Stock Transactions; Shares Eligible For Future Sale; Effect Of Warrants, Options And Convertible Securities; Possible Dilution
----------------------------------------------------------
On February 15, 1996, the Company redeemed all 497,094 shares of its Class E Common Stock for nominal consideration. Also on that date, the 3,002,906 Class E Warrants to purchase Class A Common Stock ceased to exist because escrow conditions related to the warrants were not met.

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

In January 1997, the 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth. The total number of shares of Class A Common Stock issuable under the 1997 Plan shall not exceed 2,000,000. In January 1997, the Company's Board of Directors awarded 2,000,000 shares of restricted Class A Common Stock to three key employees of the Company. As to 10% of the stock (the "10% Shares"), such shares cannot be traded or transferred unless (i) the employee remains in the employ of the Company until January 10, 2000 and (ii) a payment of $1.80 per share is made by the employee to AMV. As to 90% of the stock (the "90% Shares"), such stock cannot be traded or transferred unless, in addition to the conditions in the prior sentence, the market price of the stock as quoted by Nasdaq or other applicable stock exchange for any 30 consecutive days prior to the third anniversary date of the award is at least $20 per share. On September 25, 1997, the three key employees contributed back to the Company the 90% Shares (1,800,000 shares) which were canceled. If any of the conditions are not met with respect to the outstanding 10% Shares, the related shares of stock will be forfeited and returned to the Company.

On March 8, 1997, April 1, 1997 and August 2, 1997, 188,400 Unit Purchase Options originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants and 300,000 Gerinda warrants, respectively, expired unexercised.

In August 1997, the Company purchased 1,001,640 shares of its Class A Common Stock, 300,000 Class F Warrants and 340,000 Class H Warrants in a private transaction for $1.9 million.

In September 1997, the Company purchased at par $2.5 million of the $3.4 million outstanding 6.75% Convertible Note.

Schedule of Outstanding Stock, Warrants, Units and Potential Dilution: The following table summarizes, as of September 30, 1997, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants and conversion of convertible debt, and proforma proceeds from the exercise of warrants. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                                      Proforma
                                   Number or Principal                Class A Common                  Proceeds
                                   Amount Outstanding    Conversion     Stock After     Conversion     or Debt
          Security                at September 30, 1997    Factor       Conversion         Price      Reduction
          ------------------      ---------------------  ----------   --------------    ----------    ---------
         Common Stock:
          Class A                                                       10,503,217
          Class B                                                           93,502
                                                                     -------------

         Total currently outstanding                                    10,596,719
         Warrants (expiration date):

          A (3/9/98)                     2,941,963           1.4         4,118,748       $  2.84   $    11,697,000
          B (3/9/98)                     4,354,863 (A)       1.4         6,096,808          4.17        25,424,000
          C (3/9/98)                       846,250           1.4         1,184,750          2.21         2,618,000
          D (6/30/98-7/31/98)              275,000            1            275,000          2.75           756,000
          G (2/28/99)                      240,000            1            240,000          2.00           480,000
          I (7/23/01)                    1,000,000 (B)        1          1,000,000          2.25         2,250,000
          J (9/30/99)                      300,000            1            300,000          2.03           608,000
                                                                     -------------                 ---------------

                                                                        13,215,306                      43,833,000
                                                                     -------------                 ---------------
         Convertible Debt (due date):
          6.75% Notes (4/16/01)            900,000                         423,529          2.13           900,000
          6.75% Ventek Note (7/23/99)    2,250,000                       1,000,000          2.25         2,250,000
          Ventek Note (7/23/99)          1,529,000 (B)                   1,800,000                       1,529,000
                                                                     -------------                 ---------------

                                                                         3,223,519                       4,679,000
                                                                     -------------                 ---------------
         Potentially outstanding shares and proforma
            proceeds and reduction of debt                              27,035,554                 $    48,512,000
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

In September 1997, the Company adopted the 1997 Nonqualified Stock Option Plan covering 500,000 shares of Class A Common Stock. On September 30, 1997, AMV had outstanding options to purchase 3,641,000 shares of Class A Common Stock, 3,149,000 of which are under its stock option plans.

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

As Advanced Machine Vision Corporation has outstanding options and warrants which, in the aggregate, exceed 20% of the common stock currently outstanding (see Note 4), AMV is required to follow the provisions of Accounting Principles Board (APB) Opinion No. 15, paragraph 38, in calculating earnings per share, if dilutive. APB 15, paragraph 38, assumes the aggregate exercise of all options and warrants and certain other computations. The assumed exercise of all of AMV's options and warrants would result in the aggregate proceeds of approximately $51,426,000 as of September 30, 1997. These proceeds are then assumed to be used in the following order:

  a) Repurchase up to 20% of the number of AMV common shares currently outstanding.

  b)   Reduce all short-term and long-term borrowings.

  c) Invest the remaining proceeds in US government securities or commercial paper.

The computation of primary loss per share for the three months ended September 30, 1997, and the nine months ended September 30, 1996, as required by APB Opinion No. 15, paragraph 38, was not dilutive and therefore, the net loss, as reported, and the weighted average shares outstanding of 12,665,000 and 10,998,000, respectively, were used in calculating loss per share.

The computation of primary earnings per common share for the three months ended September 30, 1996 and the nine months ended September 30, 1997 is as follows:

                                                                    Three Months Ended       Nine Months Ended
                                                                    September 30, 1996      September 30, 1997
                                                                    ------------------      ------------------

Net income as reported                                                 $     985,000           $   5,976,000
Reduction in interest expense accreted to a non-interest
    bearing note and stock appreciation rights agreement
    payable by the issuance of up to 1,800,000 shares of
    Class A Common Stock or, at AMV's option, in cash in
    three years                                                               25,000                  75,000
Reduction in interest expense as the result of the assumed
    retirement of all short-term and long-term borrowing                     318,000                 779,000
Increase in interest income as the result of the investment
    of excess cash generated from the assumed exercise of
    all options and warrants                                                 593,000               1,163,000
                                                                       -------------           -------------

Net income                                                             $   1,922,000           $   7,993,000
                                                                       =============           =============

Earnings per share                                                     $        0.07           $        0.29
                                                                       =============           =============


                                                                    Three Months Ended       Nine Months Ended
                                                                    September 30, 1996      September 30, 1997
                                                                    ------------------      ------------------

Weighted average shares outstanding:
    Common stock                                                          10,887,000              11,382,000
    Reduction for contingently returnable shares as all
       conditions were not met as of period end                                   --                (200,000)
    Shares relating to a note and stock appreciation
       rights agreement, issued on July 24, 1996                           1,330,000               1,800,000
    Assumed aggregate exercise of all stock options
       and warrants                                                       19,191,000              16,810,000
    Assumed repurchase of common shares, limited
       to 20% of currently outstanding common shares                      (2,178,000)             (2,119,000)
                                                                       -------------           -------------

Shares used in calculations                                               29,230,000              27,673,000
                                                                       =============           =============


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

                                                                   Proforma
                               --------------------------------------------------------------------------------
                                                      For the Quarter Ended September 30,
                               --------------------------------------------------------------------------------
                                                1997                                       1996
                               --------------------------------------   ---------------------------------------
                                                               Per         Income                          Per
                                  Income         Shares       Share        (Loss)          Shares         Share
                                (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)    Amount
                               ------------   -------------   -------   ------------    -------------   -------
Basic EPS:
Income (loss) available to
   common shareholders         $  (160,000)      11,065,000             $    985,000     10,887,000
Reduction for contingently
   returnable shares as all
   conditions were not met
   as of period end                     --         (200,000)                      --             --
                               -----------     ------------             ------------    -----------
Income (loss) available to
   common shareholders         $  (160,000)      10,865,000   $(0.01)   $    985,000     10,887,000     $  0.09
                                                              ======                                    =======

Effect of Dilutive Securities:
Note and stock appreciation
   rights agreement                     --               --                   25,000      1,330,000
Stock options                           --               --                       --        569,000
Convertible debt                        --               --                  187,000      4,190,000
                               -----------     ------------             ------------    -----------

Diluted EPS:
Income (loss) available to
   common shareholders
   and assumed conversions     $  (160,000)      10,865,000   $(0.01)   $  1,172,000     16,976,000     $  0.07
                               ===========     ============   ======    ============    ===========     =======


                                                                   Proforma
                               --------------------------------------------------------------------------------
                                                    For the Nine Months Ended September 30,
                               --------------------------------------------------------------------------------
                                                1997                                       1996
                               --------------------------------------   ---------------------------------------
                                                               Per         Income                          Per
                                  Income         Shares       Share        (Loss)          Shares         Share
                                (Numerator)   (Denominator)   Amount     (Numerator)    (Denominator)    Amount
                               ------------   -------------   -------   ------------    -------------   -------
Basic EPS:
Income (loss) available to
   common shareholders         $ 5,976,000       11,382,000             $ (6,712,000)    10,551,000
Reduction for contingently
   returnable shares as all
   conditions were not met
   as of period end                     --         (200,000)                      --             --
                               -----------     ------------             ------------    -----------
Income (loss) available to
   common shareholders         $ 5,976,000       11,182,000   $ 0.53    $ (6,712,000)    10,551,000     $ (0.64)
                                                              ======                                    =======

Effect of Dilutive Securities:
Note and stock appreciation
   rights agreement                 75,000        1,800,000                       --             --
Stock options                           --          973,000                       --             --
Convertible debt                   189,000        1,422,000                       --             --
                               -----------     ------------             ------------    -----------

Diluted EPS:
Income (loss) available to
   common shareholders
   and assumed conversions     $ 6,240,000       15,377,000   $ 0.41    $ (6,712,000)    10,551,000     $ (0.64)
                               ===========     ============   ======    ============    ===========     =======


Options to purchase 820,000 shares of common stock between $2.03 and $4.94 and warrants to purchase 13,212,000 shares of common stock between $2.03 and $4.17 were not included in the computation of Diluted EPS because such options' and warrants' exercise prices were greater than the average market price of the common shares.

In summary, EPS computed under the APB 15 and FAS 128 methods for the three and nine months ended September 30, 1997 are as follows:

                                                   Computation Before                 Computation After
                                                    December 15, 1997                 December 15, 1997
                                           -------------------------------    --------------------------------
                                             Three Months     Nine Months       Three Months      Nine Months
                                                 ended           ended              ended            ended
                                             September 30,   September 30,      September 30,    September 30,
                                                 1997            1997               1997             1997
                                           ---------------   -------------      -------------    -------------

         Primary or Basic EPS                   $(0.01)         $ 0.29             $(0.01)         $  0.53
         Fully Diluted or Diluted EPS           $(0.01)         $ 0.29             $(0.01)         $  0.41


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

The proforma condensed combined statements of operations, shown below as supplemental information, assume (i) that the acquisition of Ventek occurred as of the beginning of the 1996 three- and nine-month periods, and (ii) that Pulsarr was sold at the beginning of such periods. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the acquisition and divestiture occurred as of the beginning of such three- and nine-month periods presented. Proforma condensed combined statements of operations are presented below:


                                                   Three months Ended                 Nine Months Ended
                                                      September 30,                     September 30,
                                                 1997            1996               1997             1996
                                           ---------------   -------------      -------------   -------------
             Sales                          $    5,861,000   $   7,065,000      $  20,247,000   $  17,564,000
                                            ==============   =============      =============   =============
             Gross profit                   $    3,029,000   $   4,032,000      $  10,651,000   $   9,687,000
                                            ==============   =============      =============   =============
             Net income (loss)              $     (160,000)  $     983,000      $     975,000   $     142,000
                                            ==============   =============      =============   =============
             Earnings (loss) per share      $       (0.01)   $        0.07      $       0.08    $        0.01
                                            =============    =============      ============    =============



7.   Inventories
----------------
Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:


                                            September 30,    December 31,
                                                1997             1996
                                            -------------    -------------
           Raw materials                    $   1,491,000    $   2,662,000
           Work-in-process                      1,889,000        2,234,000
           Finished goods                       1,958,000        3,236,000
                                            -------------    -------------

                                            $   5,338,000    $   8,132,000
                                            =============    =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
---------------------
On March 1, 1996, the Company acquired Pulsarr. On July 24, 1996, the Company acquired Ventek. The discussion below pertains to the operations of AMV with Pulsarr and Ventek included from their respective acquisition dates. In May 1997, May 1997, the Company sold Pulsarr for $8.4 million in cash (see Liquidity and Capital Resources below).

The Company's backlog at September 30, 1997, was $7,655,000 compared to $13,598,000 as of September 30, 1996. After excluding Pulsarr, backlog was $10,899,000 at September 30, 1996. The 1997 backlog is expected to be shipped within nine months.

Results of Operations - Comparison between three months ended September 30, 1997 and September 30, 1996

Sales for the three months ended September 30, 1997 ("Q3 1997") were $5,861,000, down 42% when compared to sales for the three months ended September 30, 1996 ("Q3 1996") of $10,097,000. Sales for Q3 1996 included Pulsarr sales of $3,032,000, whereas sales for Q3 1997 did not include any sales for Pulsarr due to its sale in May 1997. The remaining decrease in sales relates primarily to reduced sales at Ventek.

Cost of sales was 48% of sales in Q3 1997 and 50% in Q3 1996.

Gross profit decreased by 41% to $3,029,000 in Q3 1997 when compared to $5,094,000 of gross profit in Q3 1996. In Q3 1997, gross profit was 52% of sales as compared to 50% in Q3 1996. The increase in gross profit as a percentage of sales is due to the exclusion of the lower margin Pulsarr products during Q3 1997 versus their inclusion during Q3 1996.

Selling and marketing expense decreased 29% in Q3 1997 from Q3 1996 to $1,089,000 amounting to 19% of sales in Q3 1997. Similar expenses in Q3 1996 were $1,539,000, or 15% of sales. The increase in selling and marketing expenses as a percent of sales is the result of increased commissions and general marketing activities during the quarter. The overall decrease in dollars expended for selling and marketing in Q3 1997 was due to the sale of Pulsarr.

Research and development expenses were $1,029,000 and $988,000 in Q3 1997 and Q3 1996, or 18% and 10% of sales, respectively. As a percentage of sales, the increased level of research and development in Q3 1997 was due to a lower sales base.

General and administrative expenses decreased $512,000 to $581,000 in Q3 1997 from $1,093,000 in Q3 1996. The decrease in general and administrative expenses is due principally to the sale of Pulsarr.

The decrease in amortization of intangible assets is primarily due to the sale of Pulsarr.

The increase in investment and other income is the result of higher cash balances available for investment.

The increase in interest expense is due to inclusion of $233,000 of deferred debt issuance costs written off in September 1997 as a result of the early repayment of $2,500,000 of convertible notes payable.

The net loss for Q3 1997 was $160,000 as compared to net income of $985,000 in Q3 1996 as a result of the factors discussed above.

Results of Operations - Comparison between nine months ended September 30, 1997 and September 30, 1996

Sales for the nine months ended September 30, 1997 ("the 1997 Period") were $22,805,000, up 13% when compared to sales for the nine months ended September 30, 1996 ("the 1996 Period") of $20,129,000. The increase is due to an increase of $5,193,000 in sales at SRC, the inclusion of nine months of Ventek sales in the 1997 Period versus approximately two months in the 1996 Period, offset by reduced Pulsarr sales due to the sale of Pulsarr.

Cost of sales was 49% of sales in the 1997 Period and 54% in the 1996 Period.

Gross profit increased by 26% to $11,569,000 in the 1997 Period when compared to $9,171,000 of gross profit in the 1996 Period. In 1997, gross profit was 51% of sales as compared to 46% in 1996. The increase in gross profit as a percentage of sales is primarily related to a larger volume of the higher margin Ventek products included in 1997, an increase in the overall sales volume at SRC, which allowed for the spreading of fixed costs over a larger sales base, as well as a change in sales mix.

Selling and marketing expense increased 17% in the 1997 Period from 1996 to $3,772,000 amounting to 17% of sales in 1997. Similar expenses in the 1996 Period were $3,230,000, or 16% of sales. The increase in selling and marketing expenses as a percent of sales is the result of increased commissions and general marketing activities.

Research and development expenses were $2,980,000 and $2,931,000 in the 1997 Period and the 1996 Period, or 13% and 15% of sales, respectively. The decrease in research and development expense in 1997, as a percentage of sales, is due principally to the spreading of fixed costs over a larger sales base.

General and administrative expenses decreased $732,000 to $2,425,000 in 1997 from $3,157,000 in 1996. The decrease in general and administrative expenses is due principally to the sale of Pulsarr.

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

The increase in interest expense is primarily due to inclusion of $233,000 of deferred debt issuance costs written off in September 1997 as a result of the early repayment of $2,500,000 of convertible notes payable.

Net income for 1997 was $5,976,000 as compared to a net loss of $6,712,000 in 1996. Net income for 1997 includes a gain on the sale of Pulsarr of $4,989,000 and a charge of $233,000 relating to the write-off of deferred debt issuance costs, while the net loss for 1996 includes a charge for acquired in-process technologies of $4,915,000 and a charge for deferred royalty expenses of $647,000. Income before special items for 1997 was $1,220,000 as compared to a loss of $1,150,000 for 1996 as a result of the factors discussed above.

Liquidity  and  Capital  Resources

In August and September 1997, the Company purchased 1,001,640 shares of Class A Common Stock and 640,000 warrants to purchase Class A Common Stock for $1,962,000, and $2,500,000 of its $3,400,000 6.75% Convertible Note at par.

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

The Company's principal sources of operating capital have been funds from the above transactions, its overseas Regulation S offerings in September and October 1993 and in February 1994 and its initial public offering in March 1992. As of September 30, 1997, the Company had $8,123,000 in working capital.

As a result of the settlement in July 1992 of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement, pursuant to which SRC paid royalties of 7% of certain vision system sales through the earlier of September 30, 2003, or the date at which aggregate royalty payments equaled $1,600,000. Until aggregate royalty payments equaled $1,600,000, maximum annual royalty payments were $400,000 through 1996. The final $400,000 installment was paid in July 1996. During the quarter ended March 31, 1996, the Company wrote off against income $647,000 of deferred royalty expense related to the settlement as all royalties had been earned and no significant future economic life was estimated to exist.

The Company intends to continue to market its vision systems technology and products, and will evaluate selected acquisition opportunities. Additional investments will be required for capital equipment, marketing and R & D for the Company to remain competitive. For example, funds must be expended to complete development of the Company's next generation of processor to enhance the Company's ability to effectively compete in certain markets. Furthermore, if the Company consummates additional technology intensive acquisitions, additional equipment and R&D investments may be necessary, perhaps to a greater extent than for the Company's existing operations.

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

There can be no assurance the Company will be able to obtain future financing on terms satisfactory to the Company, if at all. Increases in outstanding shares of the Company's Class A Common Stock in recent years due to private placements and the 1997 Restricted Stock Plan, the April 1995 and April 1996 private placements of convertible debt, notes issued in connection with the acquisition of Ventek, a substantial loss in 1996, and the number of securities issuable upon exercise of warrants and convertible debt may limit the Company's ability to negotiate additional debt or equity financing.

Cautionary Statements and Risk Factors

The Company may, from time to time, make forward looking statements that involve risks and uncertainties. Factors associated with the forward looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

History of Losses; Negative Cash Flow: Other than in 1995, the second half of 1996 and in 1997, the Company has had a history of operating losses and negative operating cash flow. The Company believes it may operate at a negative cash flow in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) interest costs associated with recent financings, (iv) cash required for the repayment of debt (e.g., the $1.3 million paid in April 1997), (v) cash paid in 1997 for the purchase of stock, warrants and debt, and (vi) possible cash needed to fully integrate Ventek's operations. Until the Company is able to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved operating profitability in 1995, the second half of 1996 and in 1997, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant overall loss for the 1996 year.

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

Lengthy Sales Cycle: The sales cycle in the marketing and sale of the Company's machine vision systems, especially in new markets or in a new application, is lengthy and can be as long as three years. Even in existing markets, due to the $100,000 to $550,000 price range for each system, the purchase of a machine vision system can constitute a substantial capital investment for a customer (which may need more than one machine for its particular proposed application) requiring lengthy consideration and evaluation. In particular, a potential customer must develop a high degree of assurance that the product will meet its needs, successfully interface with the customer's own manufacturing, production or processing system, and have minimal warranty, safety and service problems. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy.

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

Dependence Upon Significant Customers and Distribution Channel: The Company sold equipment to two unaffiliated customers totaling 13% and 12% of sales in 1996 and to two unaffiliated customers totaling 19% and 16% of sales in 1995. Sales to another unaffiliated customer totaled 15% of sales in 1994. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders. While the Company strives to create long-term relationships with its customers and distributors, there can be no assurance that they will continue ordering additional systems from the Company, or that orders will not be delayed due to customer capital appropriations procedures or other circumstances beyond the control of the Company. In certain instances, the Company's sales, income and cash flow may become negatively affected where investments have been made in inventory in anticipation of an order and such order is delayed by the customer. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

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

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
--------------------------

Ford & Cohn

In March 1993, Wilson Ford, Robert Paul and Maxwell Cohn (together "Claimants") brought various claims against AMV and William Patridge, Asif Ahmad and Nagaraj Murthy, past directors or employees of AMV, in lawsuits in the Superior Courts for Los Angeles County and Orange County, California. The lawsuits were consolidated in February, 1994, and were litigated in Superior Court for Los Angeles County in September and October, 1995.

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

Credit Suisse, Max Khan and Konrad Meyer

On January 9, 1997, the Company sued Credit Suisse, Max Khan and Konrad Meyer (together, "Credit Suisse") in Jackson County, Oregon, seeking $1,600,000 in fulfillment of Credit Suisse's contractual obligation to fund a Private Placement Subscription Agreement dated May 14, 1996. Ilverton International, Inc. ("Ilverton"), an entity that the Company believed to be controlled by Meyer and holder of the Company's $3,400,000 Convertible Secured Note, was later added as a defendant to the suit. The Company claimed that Credit Suisse's failure to fund limited AMV's ability to finance its business plan for Pulsarr and other operations and, as a result, adversely impacted AMV's credibility with investors and financial analysts. The suit also claimed that Messrs. Khan and Meyer, who had previously provided investment banking services to AMV, persuaded Credit Suisse to breach the Subscription Agreement.

In a related action, on June 26, 1997, the Company sued Swiss American Securities, Inc. ("SASI"), Credit Suisse's U. S. Agent, and Ilverton, seeking the return of the common stock of the Company's SRC VISION, Inc. subsidiary that was pledged as security for the $2,160,000 Convertible Subordinated Secured Note to Ilverton that was paid off in April 1997. The agreement governing the pledge required Ilverton, upon payment of the note, to instruct SASI, the holder of the pledged shares, to return the pledged shares to AMV. Although Ilverton had no voting rights over the pledged shares, the Company believed that Ilverton's refusal to return the shares was related to the Credit Suisse action described above.

In August and September 1997, all matters among the Company and the defendants were settled resulting in the dismissal with prejudice of all claims among the parties. In connection with the settlement, AMV purchased from Ilverton, 1,001,640 shares of the Company's Class A Common Stock, 640,000 Class F and H Warrants and $2.5 million of Convertible Secured Note.

Item 6.  Exhibits And Reports On Form 8-K
-----------------------------------------

(a)  Exhibits

  Exhibit
  Number       Description
  -------      -----------

  10.1         Settlement Agreement dated August 12, 1997.

  10.2         1997 Nonqualified Stock Option Plan and form of option agreement.

    27         Financial Data Schedule.

(b)  Reports on Form 8-K:

               On August 8, 1997, a Form 8-K was filed establishing the date for the Company's 1997 Annual Meeting of stockholders.

               On August 12, 1997, a Form 8-K was filed regarding AMV's purchase of 1,001,640 shares of Class A Common Stock and warrants to purchase 640,000 shares of Class A Common Stock.

               On September 15, 1997, a Form 8-K was filed regarding AMV's purchase of $2.5 million of the $3.4 million outstanding 6.75% Convertible Secured Note.

               On September 29, 1997, a Form 8-K was filed regarding the retirement of 1.8 million shares of Class A Common Stock contributed to the Company by William J. Young, Alan R. Steel and James Ewan, officers and/or directors of AMV.



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


       October 30, 1997                              /s/  Alan R. Steel
-------------------------------                 --------------------------------
                                                          Alan R. Steel
                                                    Vice President - Finance
                                                 (Principal Financial and duly
                                                       Authorized Officer)