Form 10-K
period 1997-12-31
ADVANCED MACHINE VISION CORP
filed 1998-03-30
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                     ______________________________________


                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)

                   For the fiscal year ended December 31, 1997

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

Securities registered pursuant to Section 12(g) of the Act:
                                              Class A Common Stock, no par value
                                              Class A Warrants
                                              Class B Warrants
                                              Preferred Share Purchase Rights

                        _________________________________


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 20, 1998, was approximately $20,583,000. (All officers and directors of the registrant are considered affiliates; Class B Common Stock is assumed to be equal in value to Class A Common Stock.)

On March 10, 1998, the registrant had 10,636,384 shares of Class A Common Stock and 76,835 shares of Class B Common Stock, all no par value, issued and outstanding.

                          See Page 22 for Exhibit Index

                                     Part I
                                     ======

Item 1. Business
================================================================================

History
=======

From inception in 1987 until early 1990, Advanced Machine Vision Corporation's ("AMV" or the "Company") predecessor company, Applied Laser Systems ("ALS"), was principally engaged in research and development and organizational activities and its revenues were insignificant. Beginning in early 1990, ALS engaged in the business of designing, developing, manufacturing and marketing laser diode devices incorporating its Visible Laser Module, a device which generates a directed bright red spot of light for pointing out details on presentation boards, movie and television screens, slides or other surfaces from up to 300 feet away, and laser aimers, devices which can be mounted on pistols, rifles and other weapons to enhance shooting accuracy by directing a bright red spot of light onto a target.

In March 1992, ALS completed its initial public offering, the proceeds of which were used to repay bridge financing and other loans, and for working capital.

In February 1994, the Company acquired all of the issued and outstanding capital stock of Simco/Ramic Corporation, now SRC VISION, Inc. ("SRC") for $8.1 million in cash. During late 1993 and early 1994, AMV entered a number of other proposed acquisition transactions. In Spring 1994, a new management team was hired for AMV. By September 1994, AMV terminated the other acquisition transactions resulting in significant losses in 1994. Following these terminations, the Company restructured to concentrate on its SRC-based vision systems business. In October 1995, the Company sold the ALS operation for cash. In March 1996, the Company acquired Netherlands-based Pulsarr Holding BV ("Pulsarr"), and, in July 1996, the Company acquired the assets and operations of Ventek, Inc. ("Ventek"), both of which are also engaged in designing and marketing automated vision systems. In May 1997, the Company sold Pulsarr after receiving an unsolicited offer for Pulsarr. The current operating subsidiaries of AMV are SRC and Ventek.

Business
========

The Company

The Company designs, develops, manufactures and markets machine vision systems that process images not discernible to the human eye. These systems combine technologies in four key areas (lighting, cameras, processors and software) to improve quality, enhance yield, reduce production costs and increase throughput in a variety of markets and applications where human vision is inadequate due to fatigue, visual acuity or speed. Where needed, AMV employs highly specialized mechanical technologies to help customers integrate machine vision systems into their production processes. The Company's products currently serve two principal markets, the processing industry and the wood panel (i.e., plywood) production industry. Applications include quality control in the processing of food, pulp wood, tobacco, and plastics for recycling, and quality control and automated process control in wood panel production.

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

From 1984 through the present, SRC has continued to advance and refine its core technologies to increase the speed and improve the accuracy of its machine vision products. Over 22 patents have resulted from these ongoing efforts. Early SRC systems for the food processing industry benefited from state-of-the-art microprocessors which have been replaced with more powerful microprocessors as they became available over time. When full color recognition systems were first introduced in 1987, SRC responded to the need for color signal processing by developing a three-color image processing system. SRC then invented a high resolution "RGB" (red green blue) or "true color" camera because commercially available cameras lacked the ability to detect the precise color of objects being viewed. The true color camera significantly increased the accuracy of SRC's color processing machine vision systems. SRC used the experience it gained developing the true color camera to develop a high resolution panchromatic camera, so that customers who require only black and white image processing can achieve the same level of precision made possible by SRC's true color camera.

SRC has further increased the visual discrimination capabilities of its machine vision systems with lighting, spectral analysis and mechanical technologies. Since 1989, SRC has developed specialty lamps that take advantage of the different reflective properties of items being processed on a single conveyer. SRC began adding to its spectral characterization capability in 1992. During this period, SRC developed several mechanical technologies, including high-speed ejection modules, high-speed material handling, air-assist stabilization and high-speed video motion analysis to facilitate processing on a high-speed conveyer. SRC continued to make significant technological advances until 1993 when previous management reduced expenditures on research and development resulting in a technology gap.

Following the acquisition of SRC in 1994, the Company embarked upon a plan to revitalize its growth potential through significantly increased research and development efforts and a reassessment of marketing goals. At the same time, the Company established a new management team dedicated to identifying untapped markets for machine vision systems. New management targeted marketing efforts at niche markets in non-food processing industries such as plastics for recycling, pulp wood and tobacco, which have resulted in higher average per unit sales prices. For a discussion of the Company's current technology and research and development expenditures, see "Technology, Engineering and Research and Development" below.

Ventek was founded in 1991 by three engineers who were an integral part of the design and development of the "Infrascan" scanner. In the early 1970's, the Infrascan became the industry standard for detecting defects in wood veneer and it remained the standard until 1994, when Ventek introduced its "New Vision" system. Ventek's experience in wood panel production complements the Company's lighting, camera, processing and software capabilities. The addition of Ventek in July 1996 gave the Company its first machine vision system application in the wood panel production industry. The Company believes that an enhanced level of precision will be achieved by incorporating SRC's high-speed line-scan camera into Ventek's veneer scanning systems, thereby increasing their ability to separate the product into various grades, as well as to detect and remove defects. This improved grading capability is expected to increase the yield of high margin grades by correctly identifying them and minimizing waste, enabling customers to increase margins on the product produced from any given amount of raw inputs.

Industry Background

Machine Vision: Like human vision, machine vision requires sensing elements and image processors. The camera and lighting components of machine vision systems are capable of sensing images beyond the region of the electromagnetic energy spectrum called "visible light." Machine vision systems working outside the visible light range can often provide significantly enhanced discrimination capabilities beyond that detectable to the human eye. For example, in plastics recycling, this capability allows machine vision systems to discriminate between two different types of plastics, PVC and PET, both of which are the same color. Under the right kind of non-visible light, the different reflective properties of these two plastics make them easily distinguishable to a high-speed camera. In addition, machine vision systems are capable of clearly viewing and reacting to objects moving at speeds of up to 1,200 feet per minute. The processor and software components of machine vision systems are capable of rapidly processing and analyzing signals with a high level of uniformity. Because machine vision systems do not fatigue, they are often preferable for high-speed, repetitive scanning or viewing of objects over indefinite periods of time, as required in many production processes.

Quality Control: Processing applications typically combine a computer-based conveyor system with a machine vision system. The conveyor presents a moving stream of raw product to a high-speed inspection camera. Data gathered by the camera is processed by the computer using specially developed software with the goal of identifying the location on the conveyor of defective items for the express purpose of rejecting such defective material. Processors of food, pulp wood, tobacco and recycled plastics products must process large quantities of raw product through different stages, including defect detection and sorting to remove defective pieces and inspect for quality. In the agricultural area, the frequency and severity of defects in the raw product is highly variable, depending upon a variety of factors affecting crops.

Historically, defect detection, removal and quality control in the industries addressed by the Company have been labor intensive and dependent upon and limited by the variability of the work force. These functions are performed by a work force that is frequently unskilled and subject to a high turnover rate. Large numbers of individual workers stand along a conveyor and visually identify and manually remove defective pieces from the stream of moving product. These manual methods cause inconsistent defect removal, as well as limited throughput that varies based upon the number and abilities of the workers. Manual methods also usually cause excessive amounts of good product to be discarded along with defective product. The industry has sought to replace these manual methods with automated systems that achieve higher yield and better quality at reduced costs.

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

AMV Solutions

The Company seeks to provide its customers with a competitive advantage by reducing high labor costs, increasing yields and throughput and improving quality control. The Company's machine vision systems are capable of automated defect detection and removal and real-time quality analysis. These machine vision systems use advanced optical inspection technology to help customers recover more of the good product (higher yield) and remove a higher percentage of defective product (quality control) than the manual sorting and defect removal methods historically used by food processors. In the wood panel production industry, increasing the number of decisions made by machine vision systems can also result in increased throughput and higher yield with fewer line workers. Machine vision systems of the type produced by AMV can add significant value in environments where raw product is highly variable by improving the uniformity of finished product.

Machine vision technology used for inspection and control of processes (beyond defect removal) throughout manufacturing can eliminate adding value to defective products, thereby reducing the finished product scrap rate. Machine vision systems can be used for automated process control to add value and improve efficiency in highly repetitive processes, such as grading and statistical collection, that require speed, accuracy and rapid throughput. In addition, machine vision systems are capable of providing real-time feedback that could enable manufacturers to rapidly alter or modify production specifications to achieve a high level of consistent quality not previously achievable. Thus, automated process control applications present an opportunity for AMV to achieve higher margins, while achieving substantial cost savings for customers through the reduction of direct labor and improved product quality.

Strategy

The Company seeks to establish itself as the technological leader and premier provider of machine vision systems in the markets it serves by adapting its core competencies in camera, lighting, processing and software to meet customer needs. The Company believes that the 1996 acquisition of Ventek and continuous development of vision systems apart from mechanical product handling equipment can increase gross margins and enable the Company to enter new higher margin markets. Important elements of the Company's growth strategy include:

   * Leverage   Expertise   in  Lighting,   Camera,   Processing   and  Software
     Technologies: The Company believes its core competitive strength is its breadth and depth of expertise in optical, lighting, processing and software technologies. The Company and its predecessors have developed this expertise over a period of years, and the Company continues to expand its capabilities through research and development. AMV seeks to expand the applications for its technology and to capitalize on its ability to apply its technology to develop new products and product enhancements.

   * Identify and Target Key Niche Markets: The Company will seek to identify well-defined, niche markets with the potential of higher per unit profit margins. The Company believes that it will achieve higher margins where customers require the full range of its machine vision systems' capabilities in automated process control as well as in quality control. In order to gain increased acceptance and market penetration for its machine vision systems, AMV will continue to focus on forming strategic relationships with leading companies in its target markets. The Company believes this method of strategic market penetration to be very effective. The Company believes that its previous relationship with Union Carbide, and current relationships with VTT and CAE Machinery, Ltd. and others demonstrate recognition of the technical advantages of its systems.

   * Customize Technology to Meet Customer Needs: AMV designs its products to be adaptable to individual customer requirements. AMV believes that this flexibility, particularly in lighting and camera capabilities, gives it a competitive advantage in being able to respond rapidly to changing needs in existing and new markets. AMV adapts, customizes and integrates its machine vision systems to solve customers' particular problems and therefore satisfy customers' needs.

   * Expand Sales and Distribution: The Company intends to expand sales and distribution by implementing a regional sales and service office concept. The Company is currently building upon its Eindhoven-based European sales and service center. An additional office in another geographic location is planned within 18 months. These regional sales and services offices would oversee and direct the efforts of representatives for AMV. The Company plans to strategically locate these regional sales and service offices and to equip them, financing permitting, with demonstration systems to facilitate customers' testing their products on systems similar to the equipment that they would order from AMV.

   * Aggressively Pursue Use of Trial Units at Customer Sites: The Company will seek to place increased numbers of trial units at potential customers' sites. AMV's experience with trial units has been successful because a company which has a trial unit machine vision system installed in its facility will frequently decide to retain and purchase the unit. Trial units provide potential customers with the opportunity to experience a reduction in their production cost prior to making the capital commitment involved in purchasing one or more of the Company's machine vision systems.

   * Evaluate and Pursue New Vision Related Products: The Company will seek to identify technologies and capabilities that enhance its product offerings and market applications through joint ventures, acquisitions, partnerships or other business relationships.

Products

AMV currently offers the following products:

       Product                   Industry                Applications
-------------------------------------------------------------------------------
   VHS OPTISORT(TM)         Food processing,        Potato Chips, French
                            Plastics recycling      Fries, Whole Potatoes,
                                                    Vegetables, Polyethyl
                                                    Teraphthalate Green/Clear
-------------------------------------------------------------------------------
   KROMA-SORT(R)            Food processing,        Vegetables, Plastic Flake
                            Plastics
-------------------------------------------------------------------------------
   SPECTRA-SORT(TM)         Food processing,        Potato Products, Cereals,
                            Plastics recycling      Vegetables
-------------------------------------------------------------------------------
   Length & Defect          Food processing         French Fries
   Analyzer(TM)
-------------------------------------------------------------------------------
   Pulp Wood Sorter         Forest industry         Wood Chips
-------------------------------------------------------------------------------
   Tobacco Sorter II        Tobacco                 Tobacco, Dry Food Products
-------------------------------------------------------------------------------
   "New Vision" Veneer      Plywood Veneer          Softwood Veneer Production
   Scanning System
-------------------------------------------------------------------------------

AMV's machine vision systems utilize lighting, camera and software components, and housing and structural components made principally of stainless steel. They are modular in design, which provides flexibility in configuration to allow adaptability to products of many types of industries. The mechanical design of these systems is extremely sturdy and conforms to various industry regulations and standards.

Defect Detection and Removal: The technology used in AMV's machine vision systems is capable of viewing, discriminating between usable versus defective pieces in periods ranging from 20 to 60 milliseconds (thousandths of a second), and removing the defect while the product is traveling at speeds of 500 to 1,200 feet per minute. Initially, the product stream is mono-layered (arranged into a single layer) by a vibrating infeed conveyor belt, and fed onto the main conveyor by a steep infeed chute. The chute accelerates the product to separate product units in the flow direction. Mono-layering and creating a sufficient space between each piece of product inspected, such as individual raisins, facilitate rapid, accurate analysis by AMV's image processing hardware and software.

Once separated, product is moved through the system by the high-speed main belt conveyor. Customers select the belt color to provide a sharp contrast with the product being sorted. Lighting is selected to maximize the difference in the images reflected by acceptable and defective pieces of product. Intense, specially conditioned fluorescent, or exotic gas discharge-produced light illuminates the product beneath AMV's high-speed line-scan camera. High-speed imaging in the camera module stores and compares light levels reflected by each piece of product. Levels that fall within discrimination windows selected by the operator are considered defects.

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

AMV's machine vision systems allow the customer to establish basic sorting criteria prior to running the system and are easily fine-tuned for day-to-day changes in product characteristics and light levels.

Markets, Customers and Applications

To further its growth strategy, the Company is actively pursuing expansion in both its current markets and by identifying and entering into new niche markets (i.e., markets that are well defined and have the potential for higher profit margins and in which there is little competition). At the same time, AMV engages in continuous modifications of its lighting, camera, processing and software technologies to adapt them for new applications. Until recently, the Company marketed its machine vision systems primarily for quality control in sorting applications. However, the Company believes that many additional applications for its machine vision systems exist in both food and non-food markets, particularly in the area of automated process control. The Company believes its ability to respond to customers' needs in niche markets by customizing, developing and integrating its core technology will allow it to penetrate these markets.

Food: The Company's largest market is the food processing industry. Within food processing, the largest market segments for the Company's products have been potatoes (principally french fries), vegetables and snack foods. The Company has also penetrated fruits, cereals and confections, as well as a variety of other market segments. Customers in the food industry include McCains, Lamb Weston, Del Monte Foods, PepsiCo, Inc. (Frito-Lay, Inc.) and Hershey Chocolate USA.

AMV's systems are used by fruit and vegetable processors where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market segments for the Company are potato products, green beans, peas, corn, carrots, onions, raisins and peaches. The Company's prospects for sales in the vegetable and fruit industry benefit from its proprietary color automated defect removal systems, since defect detection in most fruit and vegetable segments requires color analysis. In contrast, the potato industry has been able to achieve effective detection of good and bad product using black and white optical scanning technology.

Snack food processors use AMV's machine vision systems in a variety of applications. Candy manufacturers scan product to remove partially wrapped pieces. Potato chip manufacturers use AMV's vision capabilities to ensure consistent color and quality.

Tobacco: AMV's machine vision systems provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of raw tobacco. AMV has sold systems to leading U. S. and international tobacco companies, particularly in Japan and Indonesia. AMV believes market growth for tobacco systems shows great promise based upon the high degree of acceptance demonstrated by its customers and the significant size of the worldwide tobacco processing market. The Company has entered into an agreement with COMAS S.p.A., a manufacturer and seller of tobacco processing machinery systems worldwide, whereby COMAS represents AMV on a non-exclusive basis in all areas of the world outside of North America and Japan.

Plywood Veneer: The Company has targeted the need for detecting and eliminating defects (edge cuts, knots and dark color) from the peeled ribbon of veneer used in wood panel production for the plywood market. Since its introduction in 1994, the Company's New Vision veneer scanning system has gained wide acceptance in the North American plywood industry. The Company believes that it has placed systems in approximately 75% of the North American softwood veneer production lines, but has not yet penetrated foreign markets to any significant extent with only six systems sold outside of North America.

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

The Company believes that its market share in green veneer scanning reflects the level of confidence that customers have for the reliability and performance of its products. However, green veneer scanning, or initial inspection of the veneer represents only one point in the wood vertical panel production market. There are approximately eight other potential defect detection applications in both the green and dry (i.e., after the veneer has been dried before lay-up and lamination) veneer processing. In addition, the Company believes that further market potential exists in grading and matching of hardwood and furniture-grade veneers. Thus, existing and potential new customers who process wood at other steps in the multi-step panel production process are an untapped market for the Company's machine vision systems. The Company will seek to leverage Ventek's brand name recognition in green veneer scanning to reach customers at multiple points in the vertical market for wood panel production so that existing and new customers can benefit from the full range of the Company's technological capabilities.

Forest Products: The pulp wood industry is beginning to recognize the benefits of using machine vision to separate contaminants in pulp wood. Heavy duty AMV machine vision systems, such as the Pulp Wood Sorter, have been developed to sort bark, rot and other undesirable wood parts from high quality wood chips used in making paper. The sorter is able to identify bark, rot and trash and automatically remove unwanted material from a fast-moving, continuous stream of wood chips. As a result, high value chips can be economically recovered from lower quality and formerly unusable limbs and small trees. After sorting for bark and darker content, the wood chips command a higher market price because they require less chemical processing in the manufacture of paper products. Customers in the forest products industry include VTT and CAE Machinery, Ltd., the Company's exclusive distributor of the Pulp Wood Sorter in North America.

Based upon interest from major pulp producers, AMV believes that a large potential market for this process exists worldwide. Other potential applications for AMV machine vision systems for the forest products industry include inspection and grading for finished lumber and reclamation of wood yard wastes.

Plastics Recycling: Because different types of plastics used in consumer products have different characteristics, they must be separated prior to use in recycled products. AMV's proprietary lighting and camera technologies take advantage of different reflective properties of these plastics to enable producers of recycled plastics to accurately separate valuable materials that could otherwise be wasted. Plastics used in recycled plastics products include PET (polyethyl teraphthalate) used for transparent soda bottles, NHDPE (natural high-density polyethylene) used for translucent milk and other fluid bottles, and colored HDPE used for a variety of opaque, colored bottles, such as those used for motor oil and dishwashing detergent. Another type of plastic, PVC (polyvinyl chloride), has melting characteristics different from PET or HDPE. AMV has developed technologies that (i) separate plastics by melting point, which is necessary to ensure purity of the recycled material and to prevent costly shut-downs of equipment used by recyclers in the processes, and (ii) separate plastics by color, which is vital to the remarketing of the recycled material. Customers in the plastics recycling market include Union Carbide, Inc. and Wellman Industries.

Worldwide demand for plastics drives the need for AMV's machine vision systems in the recycling business. Key factors that may impact the demand for recycled plastics are the cost for virgin plastics and recycling regulations. If the price of petroleum products and virgin plastics increases in the future, the demand for recycled plastics may increase. Management of worldwide petroleum supplies (e.g., foreign country production cutbacks) may also lead to increased
U. S. and foreign government regulations regarding the use of recycled plastics. If the demand for recycled plastics products increases due to price or regulations, demand for the Company's machine vision sorting systems may also rise. However, there can be no assurance that the use of recycled plastics will reach a level that would create an opportunity for the Company to increase sales of systems to that market.

Technology, Engineering and Research and Development

Technology

Lighting: AMV has developed a number of proprietary technologies that form the foundation of its vision systems, particularly in the areas of lighting and cameras. The performance of machine vision systems is analogous to human vision insofar as the ability to see is only as good as the lighting and optics permit. However, machine vision performance can be optimized through the use of specialized lighting to improve the contrast between one part of an object and another part of the same object, with the two parts having differing reflection properties. AMV has developed proprietary lighting technology to enhance the contrast discrimination for objects that have nearly identical visual properties in the visible light range. AMV's proprietary lighting systems are manufactured in-house.

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

AMV's spectroscopy laboratory is fully equipped to measure the reflective properties of customer products with lighting that ranges from ultraviolet (UV) to infrared (IR). This ability to determine the spectral characteristics of an object allows AMV to eliminate trial and error approaches to lighting and camera configurations and, therefore, ensures optimal visual discrimination capability of AMV vision systems. To better serve its customers, AMV has developed a portable spectrometer that can be taken into the field for applications where measurements must be made on location due to the mutability or perishability of the customer's product.

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

Processing: An accurate interpretation of images created using lighting and cameras depends on the image processing capabilities of the rest of the machine vision system. Real-time image processing is accomplished by high-speed electronic signal processors (hardware) and detection algorithms (software). Successive generations of AMV vision systems have grown from pan-chromatic/gray-scale systems to full color vision. The current generation product under development makes extensive use of DSP (digital signal processor) chips that allow commonality within the machine with very high throughput performance and highly flexible functional expansion capability.

Software: High-speed vision requires efficient software algorithms. AMV maintains a software group that develops specialized proprietary detection algorithms to achieve real-time signal processing. Multiple generations of detection algorithms have resulted in continual refinement of image processing capability. This in-house software resource is also responsible for the creation of user-friendly Graphics User Interfaces (GUI) that make AMV products easy to learn, use and maintain. This enables workers in a customer's production process to achieve the benefits of AMV's systems without extensive and time-consuming training.

Research and Development

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

AMV's research and development group conducts new product research and development, provides support engineering for released products and project engineering for custom systems. The R&D group includes electronic, mechanical and software engineers, mathematicians and technical support personnel. Ongoing development activities include improvements to current products and development of new products. The Company provides engineering support for products in all of its locations.

AMV's research and development expenses, of which greater than 95% relate to new products or new applications, have been as follows:


     Fiscal year ended December 31, 1995............................$ 1,987,000
     Fiscal year ended December 31, 1996............................$ 4,038,000
     Fiscal year ended December 31, 1997............................$ 3,950,000

Marketing and Sales

A principal AMV marketing strategy is to determine which new niche market or application to pursue, and to form a strategic relationship with a leading company in that market. AMV's objective in such an alliance is (i) to interest the leader in purchasing AMV's machine vision systems, which may lead to further sales to other companies in the field that follow industry trends, and (ii) to obtain the benefit of direct customer input and participation during the product design phase of adapting the AMV system to the new market or application. AMV has identified new niche market opportunities for application of its machine vision technology initially in each of its food, pulp wood, tobacco and plastics for recycling markets.

Focused Customer Strategy: In recent years, the Company has established certain contractual and non-contractual relationships with existing customers, potential customers, distributors and others. The purpose of this focused customer strategy is to access such customers' knowledge and contacts within the applicable industries to identify customer needs and expand sales. Relationships entered into since 1994 include the following:

  Name and/or                   Potential
Type of Company    Industry    Application    Description of Relationship
---------------    --------    -----------    ---------------------------

1. Union Carbide   Plastics    Recycling      Processing of post-consumer
                   recycling   whole bottles  colored HDPE (high density
                               and plastic    polyethylene, used for translucent
                               flakes         milk and other fluid bottles) to
                                              create PRISMA (TM) standard
                                              plastics (PRISMA (TM) is a set of
                                              color standards that allows for
                                              manufacture of consistently
                                              colored HDPE containers which
                                              require certain portions of post-
                                              consumer material).

2. Excel (meat     Food        Meat sorting   Non-exclusive relationship with a
   processor)                                 large U. S. meat processor
                                              resulting in a USDA-approved meat
                                              sorting system.

3. COMAS, S.p.A.   Tobacco     Tobacco        COMAS contributes market access as
   (manufacturer               sorting        well as extensive product handling
   of tobacco                                 experience for improving AMV
   processing                                 sorter designs to accelerate
   equipment)                                 market penetration with better
                                              performing machines.

4. VTT (agency     Pulp wood   Wood chip      Exclusive arrangement with VTT on
   of the                      sorting        the Massahake wood chip upgrading
   government                                 process. The Massahake process
   of Finland)                                allows for efficient utilization
                                              of trees that are taken from the
                                              forest.

5. CAE Machinery,  Pulp wood   Wood chip      AMV seeks to capitalize on the
   Ltd. (major                                reputation of CAE in the techno-
   supplier to                                logically conservative forest
   the North                                  products industry in North America
   American                                   to speed the adoption of machine
   wood products                              vision sorting technology by that
                                              industry.

6. Columbia        Wood        Further        Agreement to mutually explore
   Forest          veneer      automation     further automation of hardwood
   Products                    of veneer      plywood manufacturing processes.
                               processing

The Company believes that adapting current AMV machine vision systems for new applications through strategic relationships such as these will contribute to base business growth and accelerate entry into new niche markets.

Sales and Distribution: AMV has a direct sales force of twelve employees. It also markets its products through representatives pursuant to various agreements covering different geographical areas. Prior to September 30, 1996, AMV offered its products for sale outside the United States and Canada through Ham & Hak Engineering BV and its Foodectronics subsidiary. Sales to Foodectronics amounted to approximately 2.9% and 6.4% of AMV total sales in the twelve months ended December 31, 1996 and 1995, respectively. On September 30, 1996, SRC and Ham & Hak terminated their ten-year exclusive distribution contract. In June 1997, the Company established SRC VISION BV in Eindhoven, The Netherlands, as its sales and service center in Europe.

Marketing Through Trial Units: AMV occasionally enters into Site Lease Agreements with potential customers that provide for a trial period (generally from two to four months) for the customer to test a system. The potential customer pays a monthly rental fee for the trial units, which is then credited against the purchase price when the customer purchases the system. Due to the near 100% success rate in customer sales resulting from the use of these trial units as a marketing tool, the Company intends to seek to increase the placement of trial units in new potential customer sites.

International Sales: International sales (i.e., sales outside the United States) for the years ended December 31, 1997, 1996 and 1995 accounted for 33%, 53% and 26% of net sales, respectively. International sales as a percentage of net sales in 1996 were greater because of the acquisition of Pulsarr in 1996 which was sold in May 1997. Foreign sales are denominated in U. S. dollars, or, in the case of Pulsarr, primarily Dutch guilders.

Backlog

AMV's backlog for its products was approximately $4,206,000 at December 31, 1997, as compared to $7,578,000 at December 31, 1996. Excluding Pulsarr, the Company's backlog at December 31, 1996 was $5,462,000. Shipment of all the backlog orders is scheduled to take place within nine months. Backlog includes only those orders for which a purchase order has been received and for which a delivery schedule has been established by AMV. However, such orders can be subject to cancellation by the customer. Because of the timing of orders, customer changes in delivery schedule, cancellation of orders and trial period programs that are not included in backlog, backlog as of any particular date may not be representative of AMV's actual sales for any succeeding fiscal period.

Manufacturing and Supplies

The Company manufactures, assembles and ships its products from its facilities in Medford and Eugene, Oregon. The Company's Medford facility has a vertically integrated manufacturing process, beginning with sheets and bars of stainless steel that are cut and configured, then welded to the Company's specifications for its components and machines. The Medford operation also manufactures or assembles many of the components and subassemblies used in its machines, such as the processing unit, air jet expulsion component, frames and related systems. Additionally, all proprietary components are manufactured by AMV in Medford, such as its RGB Cyclops(TM) color cameras used for optical scanning in the KROMA-SORT(R) systems, and various lights and lamps developed by the Company for certain of the systems. The Company's Ventek (Eugene) operation integrates hardware components manufactured by outside suppliers. The Company's machine vision systems incorporate its proprietary software and algorithms. Basic system assembly is relatively consistent among product models using similarly fabricated parts for the machine structure. Most systems are customized as to number of cameras, lighting configurations and certain other features.

The Company has a computerized manufacturing inventory control system that integrates and monitors purchasing, inventory control and production. Each vision system is tested prior to delivery to a customer. The Company's quality control process tests for reliability and conformance with product specifications.

The Company is dependent on outside unaffiliated suppliers for some of the components and parts used in its vision automation systems. Most major parts and components are available from multiple sources; however, the prisms required in RGB Cyclops(TM) color cameras are obtained from a single source supplier. Although such supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations and financial condition could be adversely affected. Historically, AMV has generally been able to obtain parts and components for its systems, as needed, either from its then-current suppliers or replacement vendors. AMV believes that it will continue to be able to obtain required components and parts from various suppliers, although there can be no assurance that it will be able to do so.

Warranty and Customer Service

AMV generally provides a one-year limited warranty on its products. Since 1993, there have not been any claims under AMV's warranty program that materially affected AMV's operations. AMV also provides telephone customer support services and offers annual service agreements.

In addition, for certain custom-designed systems, the Company contracts to meet certain performance specifications for specific applications. The Company has incurred higher warranty expenses related to new products, especially on products that have not yet been proven to be commercially viable, than it typically incurs with established products. There can be no assurance that the Company will not incur substantial warranty expenses in the future related to new products as well as established products, which may have an adverse effect on its results of operations and customer relationships.

Competition

The vision automation system industry is subject to intense competition. Some of AMV's major competitors are substantially larger in size and have greater financial resources than AMV. Some of its competitors sell machines which are less expensive than AMV's. In some instances, a potential customer may select the less expensive alternative even though the AMV system provides greater sorting capability. Currently, Key Technology, Pulsarr, Elbicon, Sortex, Allen International, Morvue Electronics and Coe International are believed to be AMV's direct competitors. There may be other competitors of AMV in addition to the ones listed above. AMV competes with its competitors on the basis of quality, technology, systems solutions and price. There can be no assurance that AMV will continue to successfully differentiate its products from those of its competitors.

Patents and Trademarks

AMV has been issued or assigned approximately 22 United States patents, and has applied for seven other United States patents relating to its products, including various inspection and detection systems and a cutter knife system. In addition, AMV has obtained or has applied for patent protection for certain of these systems in selected foreign countries. AMV believes that two of these patents, a system for stabilizing articles on a conveyor and an RGB camera, are important to its business. These two patents expire in March 2011 and September 2008, respectively. Other than the two patents described in the previous sentence, AMV does not consider any of the present patents significant to its current operations. These patents expire at various times over a six-year period commencing in April 2005. Additionally, SRC has seven registered trademarks: VHS OPTISORT(TM), KROMA-SORT(R), SPECTRA-SORT(TM), Length and Defect Analyzer(TM), Pulp Wood Sorter, Quadra-View(R) and ODSS II(TM).

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

Employees

At December 31, 1997, the Company had 165 full-time employees, including 67 in manufacturing, 42 in engineering, research and development, 35 in marketing, sales and service and 21 in general administration and finance. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be excellent.


Item 2. Properties
================================================================================

The principal executive office of AMV and the principal executive office and manufacturing facilities of SRC (a total of approximately 82,000 square feet) are located on an approximately 6.4 acre parcel of land in Medford, Oregon. SRC owns the land and building, subject to a deed of trust securing an approximately $2.7 million loan made by Western Bank (the Western Bank Loan). The Western Bank Loan bears interest at Western Bank's prime rate plus 3.5% (9.5% as of December 31, 1997). The loan is due February 15, 2003.

Ventek occupies 12,000 square feet of a building located in Eugene, Oregon which also houses a principal supplier of mechanical components for its vision systems. The space is leased on a month-to-month basis.


Item 3. Legal Proceedings
================================================================================

The information required by this item is incorporated by reference to the Company's 1997 Annual Report to stockholders.


Item 4. Submission of Matters to a Vote of Security Holders
================================================================================

None.

                                     Part II
                                     =======


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
================================================================================

The information required by this item is incorporated by reference to the Company's 1997 Annual Report to stockholders.


Item 6. Selected Financial Data
================================================================================

The selected financial data for the Company presented below is derived from and is qualified by the Company's audited financial statements included in the Company's 1997 Annual Report, which financial statements are included in an exhibit to this Form 10-K and should be read in conjunction with such financial statements and the related notes thereto. Until early 1990, the Company was principally engaged in research and development and organizational activities relating to its laser operations. In October 1995, the Company sold its laser operations, which accounted for all sales and related expenses in fiscal year 1993, all sales and a portion of expenses for the three months ended December 31, 1993, and a portion of 1994 sales and related expenses. The laser operations have been treated as a discontinued business in the selected financial data and in the financial statements included in the Company's 1997 Annual Report. All costs incurred by the Company prior to October 1, 1993 related to its laser operations and are netted against sales and included in the loss from discontinued operations line. Around October 1, 1993, AMV conceived of a new business strategy whereby AMV would restructure its organizational and capital structure to become a parent company of various operating subsidiaries (i.e., the platform company concept). Expenses incurred after October 1, 1993 relating to the platform Company activities are included in their applicable line items in the selected financial data below as they relate to continuing operations.

In February 1994, the Company acquired SRC. In March and July of 1996, the Company acquired Pulsarr and Ventek, respectively. In May 1997, the Company sold Pulsarr. Purchased entity operations account for a large portion of the fluctuation in amounts between fiscal years 1997, 1996 and 1995. In May 1994, the Company changed its fiscal year-end from September 30 to December 31. The quarter ended December 31, 1993, is excluded from any full fiscal year and is shown separately below. Selected financial data should be read in light of these facts and in conjunction with the financial statements, notes to financial statements and other financial information included in the Company's 1997 Annual Report.

                                                                                               Three            Year
                                                Year Ended December 31,                        Months           Ended
                             ----------------------------------------------------------        Ended          Sept. 30,
                                  1997           1996           1995            1994           1993             1993
                             ------------   ------------    ------------   ------------     ------------    ------------
Net sales                    $ 31,974,000   $ 29,938,000    $ 19,394,000   $ 11,922,000     $         --    $         --
Cost of sales                  16,042,000     15,794,000      11,194,000      8,537,000               --              --
                             ------------   ------------    ------------   ------------     ------------    ------------
Gross profit                   15,932,000     14,144,000       8,200,000      3,385,000               --              --
Operating expenses             12,914,000     12,882,000       7,546,000      8,897,000          241,000              --
Charge for acquired
   in-process technology               --      4,915,000              --             --               --              --
Charge for royalty expense             --        647,000              --             --               --              --
Gain on sale of Pulsarr         4,989,000             --              --             --               --              --
Interest and other
   (expense) - net               (892,000)      (960,000)        461,000        (37,000)        (964,000)             --
                              -----------   ------------    ------------   ------------     ------------    ------------

Income (loss) from
   continuing operations        7,115,000     (5,260,000)      1,115,000     (5,549,000)      (1,205,000)             --
Loss from discontinued
   operations                          --             --        (173,000)    (2,248,000)        (326,000)     (3,461,000)
Provision for income taxes         99,000             --              --             --               --              --
                             ------------   ------------    ------------   ------------     ------------    ------------
Net income (loss)            $  7,016,000   $ (5,260,000)   $    942,000   $ (7,797,000)    $ (1,531,000)   $ (3,461,000)
                             ============   ============    ============   ============     ============    ============
Basic earnings (loss)
   per share:
   Continuing operations     $       0.64   $      (0.49)   $       0.12   $      (0.57)    $     (0.20)    $         --
   Discontinued operations            --              --           (0.02)         (0.23)          (0.05)           (0.91)
                             ------------   ------------    ------------   ------------     -----------     ------------
      Total                  $       0.64   $      (0.49)   $       0.10   $      (0.80)    $     (0.25)    $      (0.91)
                             ============   ============    ============   ============     ===========     ============
Diluted earnings (loss)
   per share:
   Continuing operations     $       0.49   $      (0.49)   $       0.11   $      (0.57)    $     (0.20)    $         --
   Discontinued operations             --             --           (0.02)         (0.23)          (0.05)           (0.91)
                             ------------   ------------    ------------   ------------     -----------     ------------
      Total                  $       0.49   $      (0.49)   $       0.09   $      (0.80)    $     (0.25)    $      (0.91)
                             ============   ============    ============   ============     ===========     =============
Weighted average number of
   common stock outstanding    11,202,000     10,704,000       9,451,000      9,703,000        6,114,000       3,793,000

Balance Sheet Data:
Current assets               $ 14,075,000   $ 15,411,000    $ 10,391,000   $  7,766,000     $  6,787,000    $         --
Current liabilities             4,942,000      9,498,000       3,501,000      3,181,000          810,000              --
Working capital                 9,133,000      5,913,000       6,890,000      4,585,000        5,977,000              --
Net assets relating to
   discontinued operations             --             --              --        393,000        1,036,000       3,445,000
Total assets                   25,235,000     30,938,000      17,628,000     14,876,000        6,815,000       3,445,000
Long term debt                  8,342,000     14,940,000       4,875,000      2,737,000               --              --
Total shareholders' equity     11,951,000      6,500,000       9,252,000      8,958,000        5,996,000       3,445,000


Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations
================================================================================

Introduction

With the exception of certain cautionary statements and risk factors listed below, the information required by this item is incorporated by reference to the Company's 1997 Annual Report to stockholders.

Cautionary Statements and Risk Factors

The Company may, from time to time, make forward-looking statements that involve risks and uncertainties. Factors associated with the forward-looking statements which could cause actual results to differ materially from those stated appear below. Readers should carefully consider the following cautionary statements and risk factors.

History of Losses; Negative Cash Flow: Prior to 1995 and in 1996, the Company experienced losses and negative operating cash flow. The Company believes it may operate at a negative cash flow for certain periods in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) irregular bookings by customers due to the relatively high per-unit cost of the Company's products which may cause fluctuations in quarterly or yearly revenues, (iv) cash required for the repayment of debt, especially $3.25 million due in July 1999, and (v) possible cash needed to fully integrate SRC's and Ventek's operations. If the Company is unable to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995 and 1997, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant loss for the 1996 year.

Uncertain Ability to Manage Growth and Integrate Acquired Businesses: As part of its business strategy, the Company intends to pursue rapid growth. In March and July 1996, the Company acquired Pulsarr and Ventek which had sales in 1995 of approximately $11.4 million and $4.4 million, respectively, and would have added approximately 80% to the Company's 1995 sales on a proforma basis. Pulsarr was subsequently sold in May 1997. A growth strategy involving the integration of new entities, such as Ventek, will require the establishment of sales representatives and distribution relationships, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

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

Market Acceptance of New Products: The Company's future operating results will depend upon its ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. There can be no assurance that new products or enhancements, if developed and manufactured, will achieve market acceptance. The Company is currently in the initial prototype stage of development on a new high-speed software and digital signal processing technology designed to significantly improve system performance. There can be no assurance that a market for this system will develop (i.e., that a need for the system will exist, that the system will be favored over other products on the market, etc.) or, if a market does develop, that the Company will be able, financially or operationally, to market and support the system successfully.

Dependence on Certain Markets and Expansion Into New Markets: The future success and growth of the Company is dependent upon continuing sales in domestic and international food processing markets as well as successful penetration of other existing and potential markets. A substantial portion of the Company's historical sales has been in the potato and other vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences or other factors could have an adverse effect on the Company's results of operations. The Company also intends to expand the marketing of its processing systems in additional food markets such as meat and granular food products, as well as non-food markets such as plastics, wood products and tobacco, and to expand its sales activities in foreign markets. In the case of Ventek, the wood products market served is narrow and cyclical, and saturation of that market and the potential inability to identify and develop new markets could adversely affect Ventek's growth rate. There can be no assurance that the Company can successfully penetrate additional food and non-food markets or expand further in foreign markets.

Lengthy Sales Cycle: The sales cycle in the marketing and sale of the Company's machine vision systems, especially in new markets or in a new application, is lengthy and can be as long as three years. Even in existing markets, due to the $150,000 to $600,000 price range for each system and possibly significant ancillary costs required for a customer to install the system, the purchase of a machine vision system can constitute a substantial capital investment for a customer (which may need more than one machine for its particular proposed application) requiring lengthy consideration and evaluation. In particular, a potential customer must develop a high degree of assurance that the product will meet its needs, successfully interface with the customer's own manufacturing, production or processing system, and have minimal warranty, safety and service problems. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy.

Competition: The markets for the Company's products are highly competitive. A major competitor of the Company introduced several years ago a new flat-belt optical sorter product which has increased the competition that the Company faces. In the case of Ventek, the wood industry continues to develop alternative products to plywood (e.g., oriented strand board) which do not require vision systems for quality control. Some of the Company's competitors, including Pulsarr which was sold in May 1997 to a company significantly larger than AMV, may have substantially greater financial, technical, marketing and other resources than the Company. Important competitive factors in the Company's markets include price, performance, reliability, customer support and service. Although the Company believes that it currently competes effectively with respect to these factors, there can be no assurance that the Company will be able to continue to compete effectively in the future.

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

Dependence Upon Significant Customers and Distribution Channel: The Company sold equipment to an unaffiliated customer totaling 14% of sales in 1997 and to two unaffiliated customers totaling 13% and 12% of sales in 1996. Sales to another two unaffiliated customers totaled 19% and 16% of sales in 1995. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. The Company usually receives orders of from one to several machine vision systems, but occasionally receives larger orders. While the Company strives to create long-term relationships with its customers and distributors, there can be no assurance that they will continue ordering additional systems from the Company. The Company may continue to be dependent on a small number of customers and distributors, the loss of which would adversely affect the Company's business.

Risk of International Sales: Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. For example, the possibility of sales to Indonesian customers will be adversely affected by the recent currency devaluation. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

The Company's operating results may also be affected by certain seasonal trends. For example, the Company may experience lower sales and order levels in the first quarter when compared with the preceding fourth quarter due to the seasonality of certain harvested food items and the timing of annual or semi-annual plant shut-downs during which systems are installed. The Company expects these seasonal patterns to continue, though their impact on revenues will decline as the Company continues to expand its presence in non-agricultural and other markets which are less seasonal.

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

Possible Need for Additional Financing: The Company may seek additional financing; however, there can be no assurance the Company will be able to obtain any additional financing on terms satisfactory to the Company, if at all. Potential increases in the number of outstanding shares of the Company's Class A Common Stock due to convertible debt, warrants and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 1999, may limit the Company's ability to negotiate additional debt or equity financing.

Shareholder Rights Plan: In February 1998, the Company's Board of Directors declared a dividend distribution of one Preferred Share Purchase Right ("Right") on each outstanding share of its common stock. The Rights will be attached to the Company's common stock and will trade separately and be exercisable only in the event that a person or group acquires or announces the intent to acquire 20% or more of AMV's common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of junior participating preferred stock at an exercise price of $15. The Rights expire on February 26, 2008.

The Rights Plan is intended to protect the Company's shareholders against abusive takeover tactics and to ensure that each shareholder is treated fairly in any transaction involving an acquisition of control of the Company, such as partial or two-tiered tender offers that do not treat all shareholders fairly and equally. The Rights do not affect any takeover proposal which the Board believes is in the best interests of the Company's shareholders.

Pursuant to the Rights Plan, if the Company is acquired in a merger or other business combination transaction after a person or group has acquired 20% or more of the Company's outstanding common stock, each Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of the acquiring company's common shares having a market value of twice such price. In addition, if a person or group acquires 20% or more of AMV's outstanding common stock, each Right will entitle its holder (other than such person or group) to purchase, at the Right's then-current exercise price, a number of its common shares having a market value of twice such price.

Following an acquisition by a person or group of beneficial ownership of 20% or more of the Company's common stock and before an acquisition of 50% or more of the common stock, AMV's Board of Directors may exchange the Rights (other than Rights owned by such person or group), in whole or in part, at an exchange ratio of one share of common stock (or one one-hundredth of a share of the new series of junior participating preferred stock) per Right. Before a person or group acquires beneficial ownership of 20% or more of the Company's common stock, the Rights are redeemable for $.0001 per Right at the option of the Board of Directors.

While the Company is not aware of any current intent to acquire a sufficient number of shares of the Company's common stock to trigger distribution of the Rights, existence of the Rights could discourage offers for the Company's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.


Item 8. Financial Statements and Supplementary Data
================================================================================

The information required by this item is incorporated by reference to the Company's 1997 Annual Report to stockholders.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
================================================================================

None.

                                    Part III
                                    ========


Item 10. Directors and Executive Officers of the Registrant
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1998.


Item 11. Executive Compensation
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1998.


Item 12. Security Ownership of Certain Beneficial Owners and Management
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1998.


Item 13. Certain Relationships and Related Transactions
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 9, 1998                        ADVANCED MACHINE VISION CORPORATION


                                             By:  /s/ William J. Young
                                                ------------------------
                                                  William J. Young
                                                  Chief Executive Officer
                                                  and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                      Title                          Date
        ---------                      -----                          ----


/s/ William J. Young          Chairman of the Board of
--------------------------    Directors, Chief Executive
    William J. Young          Officer and President,
                              Principal Executive Officer          March 9, 1998


/s/ Alan R. Steel             Chief Financial Officer,
--------------------------    Principal Financial and
    Alan R. Steel             Accounting Officer                  March 13, 1998


/s/ Haig S. Bagerdjian        Director                            March 11, 1998
--------------------------
    Haig S. Bagerdjian


/s/ Vikram Dutt               Director                            March 10, 1998
--------------------------
    Vikram Dutt


/s/ James Ewan                Director                             March 2, 1998
--------------------------
    James Ewan


/s/ Robert M. Loeffler        Director                             March 9, 1998
--------------------------
    Robert M. Loeffler


/s/ Jack Nelson               Director                            March 23, 1998
--------------------------
    Jack Nelson


/s/ Rodger A. Van Voorhis
--------------------------    Director                            March 30, 1998
    Rodger A. Van Voorhis

                                     Part IV
                                     =======


Item 14. Exhibits, Financial Statement Schedules, And Reports On Form 8-K
================================================================================

(a)  The following documents are filed as part of this report:

    1,2.          Financial Statements and Schedules.

                  The financial statements and schedules of the Company are set forth in the "Index to Financial Statements and Financial Statement Schedules" on page F-1.

    3. Exhibits. The following exhibits are filed as a part of this report:

  Exhibit
   Number         Description
 --------         -----------

    3.1 Restated Articles of Incorporation of the Company as amended to date. (12)

    3.2           Restated and Amended By-Laws of the Company. (5)

    4.1 Form of Warrant Agreement (including forms of Class A and Class B Warrant Certificates). (1)

    4.2           Form of Underwriter's Unit Purchase Option. (1)

    4.3 Form of Class C Warrant Agreement (including form of Class C Warrant Certificate). (1)

    4.4           Form of Class D Warrant Agreement. (1)

    4.5           Form of Class F Warrant Agreement. (5)

    4.6           Form of Class G Warrant Agreement. (6)

    4.7           Form of Class H Warrant Agreement. (7)

    4.8           Form of Class I Warrant Agreement. (9)

    4.9           Form of Laidlaw Warrant Agreement. (5)

    4.10          Form of stock option agreement. (8)

    4.11 Form of 1997 Restricted Stock Plan and restricted stock agreement. (10)

    4.12 Rights Agreement dated February 27, 1998 between the Company and American Stock Transfer and Trust Company (16)

   10.1           Stock Option Plan and form of option agreements. (1)

   10.2 Form of Indemnity Agreement between the Company and each of its officers and directors. (1)

   10.3 Settlement Agreement and License Agreement dated July 27, 1992, between Key Technology, Inc. and SRC VISION, Inc. (2)

   10.4 Employment Agreement between Alan R. Steel and the Company dated January 1, 1998. (17)

   10.5 Employment Agreement between William J. Young and the Company dated January 1, 1998. (17)

   10.6 Employment Agreement between William J. Young and SRC VISION, Inc. dated January 1, 1998. (17)

   10.7           Employment Agreement between James Ewan and SRC VISION, Inc.
                  dated January 1, 1998. (17)

   10.8           Asset Purchase Agreement between Applied Laser Systems, Inc.
                  and Coherent, Inc. dated September 22, 1995. (3)

   10.9 Stock Purchase Agreement dated March 1, 1996, (without exhibits) between Meijn Beheer BV and ARC Netherlands BV, a wholly-owned subsidiary of the Company. (4)

   10.10          Stock Purchase Agreement dated March 1, 1996, between
                  J. C. Scholt and ARC Netherlands BV, a wholly-owned subsidiary of the Company. (4)

   10.11 Convertible Note dated March 1, 1996, issued in connection with that certain Stock Purchase Agreement dated March 1, 1996, between J. C. Scholt and ARC Netherlands BV (4)

   10.12 Subscription Agreement dated January 18, 1996, between the Company and Swiss American Securities, Inc. as agent for Credit Suisse, related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (4)

   10.13 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,400,000 of convertible secured notes. (6)

   10.14 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (11)

   10.15 Asset Purchase Agreement dated July 24, 1996, by and among AMV, Ventek and the shareholders of Ventek. (9)

   10.16          $1,000,000 Note dated July 24, 1996, between AMV and Ventek.
                  (9)

   10.17 $2,250,000 Convertible Note dated July 24, 1996, between AMV and Ventek. (9)

   10.18          $1,125,000 Note dated July 24, 1996, between AMV and Ventek.
                  (9)

   10.19 Stock Appreciation Rights Agreement dated July 24, 1996 between AMV and Ventek. (9)

   10.20 Form of Employment Agreement dated July 24, 1996 between each of the four stockholders of Ventek. (9)

   10.21 Pledge and Security Agreement dated July 24, 1996, by and among AMV, AMV Subsidiary, Inc., Ventek and Solin and Associates, P.C. (9)

   10.22 1997 SRC VISION, Inc. Stock Option Plan and forms of stock option agreements. (15)

   10.23 Plan of Merger between ARC Capital and AMV to effect an amendment to the Company's Articles of Incorporation to change the Company's name from ARC Capital to Advanced Machine Vision Corporation. (12)

   10.24 Share Purchase Agreement dated April 29, 1997 between Barco NV and ARC Netherlands BV. (13)

   10.25          Settlement Agreement dated August 12, 1997. (14)

   10.26 1997 Nonqualified Stock Option Plan and form of option agreement. (14)

   13             Annual Report to Security Holders.

   23             Consent of Independent Public Accountants.

   27             Financial Data Schedule.


  ----------------------


  (1)      Previously filed as an exhibit to Form S-1 (File No. 33-45126).

  (2) Filed with the SEC on May 18, 1994, as an exhibit to the Company's Post Effective Amendment No. 5 to Form S-1 (File No. 33-45126).

  (3) Filed with the SEC on October 5, 1995, as an exhibit to the Company's Form 8-K dated October 2, 1995.

  (4) Filed with the SEC on March 6, 1996, as an Exhibit to the Company's Form 8-K dated March 1, 1996.

  (5)      Previously filed as an exhibit to Form S-3 (File No. 333-10847).

  (6) Filed with the SEC on April 14, 1996, as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.

  (7) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.

  (8)      Filed with the SEC as an exhibit to form S-1 (File No. 33-45126).

  (9) Filed with the SEC on July 30, 1996, as an exhibit to the Company's Form 8-K dated July 24, 1996.

  (10) Filed with the SEC on January 22, 1997, as an exhibit to the Company's Form 8-K dated January 9, 1997.

  (11) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.

  (12) Filed with the SEC on May 14, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997.

  (13) Filed with the SEC on May 9, 1997 as an exhibit to the Company's Form 8-K regarding the sale of Pulsarr.

  (14) Filed with the SEC on October 30, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

  (15) Filed with the SEC on March 31, 1997 as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.

  (16) Filed with the SEC on February 20, 1998 as an exhibit to the Company's Form 8-A.

  (17) Filed with the SEC on February 27, 1998 as an exhibit to the Company's Form 8-K regarding implementation of a stock rights program and employment contracts.

(b)  Reports on Form 8-K:

           On  February  27,  1998,   a  Form  8-K  was  filed   regarding   the
           implementation of a stock rights program and employment contracts.