Form 10-Q
period 1998-03-31
ADVANCED MACHINE VISION CORP
filed 1998-05-07
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998


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

                                                                Yes |X|   No |_|

On March 31, 1998, registrant had 10,636,384 shares of Class A Common Stock, and 76,835 shares of Class B Common Stock, all no par value, issued and outstanding.






                            Exhibit Index at Page 14

                                      INDEX

                                                                     Page Number

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets.........................................1
           Consolidated Statements of Operations...............................2
           Consolidated Statements of Cash Flows...............................3

           Notes to Unaudited Consolidated Financial Statements............4 - 8

Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................8 - 14


PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................14 - 17

           Signature..........................................................17

                          PART I. FINANCIAL INFORMATION
                          =============================

Item 1.  Financial Statements
================================================================================
Advanced Machine Vision Corporation
Consolidated Balance Sheets
================================================================================

                                                               March 31,        December 31,
                                                                 1998               1997
                                                            -------------      -------------
                                                             (unaudited)         (audited)
                                     ASSETS
Current assets:

     Cash and cash equivalents                              $   4,777,000      $   6,045,000
     Accounts receivable - net                                  4,093,000          2,711,000
     Inventories                                                5,406,000          5,181,000
     Prepaid expenses                                             147,000            138,000
                                                            -------------      -------------

              Total current assets                             14,423,000         14,075,000
Property, plant and equipment - net                             4,813,000          4,775,000
Intangible assets - net                                         5,361,000          5,535,000
Other assets                                                      938,000            850,000
                                                            -------------      -------------

                                                            $  25,535,000      $  25,235,000
                                                            =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                       $   1,937,000      $   1,436,000
     Accrued liabilities                                          953,000          1,146,000
     Customer deposits                                          1,008,000          1,073,000
     Accrued payroll                                              660,000            783,000
     Warranty reserve                                             445,000            477,000
     Current portion of notes payable                              27,000             27,000
                                                            -------------      -------------

              Total current liabilities                         5,030,000          4,942,000
                                                            -------------      -------------
Notes payable, less current portion                             8,334,000          8,342,000
                                                            -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Common stock:
         Class A and B - 10,713,000 and 10,679,000
             shares issued and outstanding
             at March 31, 1998 and December 31, 1997,
             respectively                                      24,323,000         24,285,000
     Common stock warrants                                        402,000          2,197,000
     Additional paid in capital                                 4,618,000          2,823,000
     Accumulated deficit                                      (17,172,000)       (17,354,000)
                                                            -------------      -------------

              Total shareholders' equity                       12,171,000         11,951,000
                                                            -------------      -------------

                                                            $  25,535,000      $  25,235,000
                                                            =============      =============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
Advanced Machine Vision Corporation
Consolidated Statements of Operations
================================================================================

                                                             Three Months Ended March 31,
                                                                1998             1997
                                                            -------------    ------------
                                                                      (unaudited)
Net sales                                                   $   7,103,000    $  9,337,000
Cost of sales                                                   3,770,000       4,730,000
                                                            -------------    ------------

Gross profit                                                    3,333,000       4,607,000
                                                            -------------    ------------

Operating expenses:
     Selling and marketing                                        937,000       1,253,000
     Research and development                                   1,150,000       1,019,000
     General and administrative                                   776,000       1,032,000
     Amortization of intangible assets                            174,000         199,000
                                                            -------------    ------------

                                                                3,037,000       3,503,000

Income from operations before other income and expense            296,000       1,104,000

Other income and expense:
     Investment and other income                                   62,000          57,000
     Interest expense                                            (168,000)       (360,000)
                                                            -------------    ------------

Income before income taxes                                        190,000         801,000

Provision for income taxes                                          8,000          32,000
                                                            -------------    ------------

Net income                                                  $     182,000    $    769,000
                                                            =============    ============

Earnings per share (Note 5):
     Basic                                                  $        0.02    $       0.07
                                                            =============    ============
     Diluted                                                $        0.02    $       0.05
                                                            =============    ============

Average shares outstanding - assuming dilution                 13,255,000      17,600,000
                                                            =============    ============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
================================================================================

                                                                    Three Months Ended March 31,
                                                                       1998              1997
                                                                   ------------     ------------
                                                                             (unaudited)
Cash flows from operating activities:

   Net income                                                      $    182,000     $    769,000
   Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
     Depreciation and amortization                                      332,000          370,000
     Changes in assets and liabilities:
       Accounts receivable                                           (1,383,000)           4,000
       Inventories                                                     (226,000)        (630,000)
       Prepaid expenses and other assets                                (91,000)        (499,000)
       Accounts payable, short-term borrowings,
         accrued liabilities, customer deposits,
         accrued payroll, and warranty reserve                          119,000           989,000
                                                                   ------------     -------------

         Net cash (used in) provided by operating activities         (1,067,000)        1,003,000
                                                                   ------------     -------------

Cash (used in) provided by investing activities:
   Purchases of property and equipment                                 (195,000)         (142,000)
                                                                   ------------     -------------

         Net cash (used in) investing activities                       (195,000)         (142,000)
                                                                   ------------     -------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                                 (8,000)          (75,000)
   Proceeds from exercise of stock options                                2,000            15,000
                                                                   ------------     -------------

         Net cash (used in) financing activities                         (6,000)          (60,000)
                                                                   ------------     -------------

Net (decrease) increase in cash                                      (1,268,000)          801,000

Cash and cash equivalents, beginning of the period                    6,045,000         1,909,000
                                                                   ------------     -------------


Cash and cash equivalents, end of the period                       $  4,777,000     $   2,710,000
                                                                   ============     =============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Note 1.  Principles of Consolidation
====================================
In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1997), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1998, and December 31, 1997, the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and its respective subsidiary, Pulsarr Holding BV ("Pulsarr") from its March 1, 1996 acquisition date to its May 6, 1997 disposition date, and Ventek, Inc. ("Ventek") from its July 24, 1996 acquisition date (see Note 6 regarding the sale of Pulsarr). The Company's current operating subsidiaries are SRC and Ventek.

Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1997 annual report on Form 10-K.

Note 2.  Nature of Operations
=============================
In February 1994, the Company acquired all of the issued and outstanding capital stock of SRC for $8.1 million in cash. In March 1996, the Company acquired all of the issued and outstanding stock of Pulsarr for cash of $6.5 million and notes payable of $1.3 million (see Note 6 regarding the sale of Pulsarr for $8.4 million in May 1997). In July 1996, the Company acquired the business and certain assets of Ventek, subject to certain liabilities, for $5.1 million in notes and other securities. The operations of each of the three acquired entities are included in the consolidated financial results since their respective acquisition dates, and in the case of Pulsarr, through its disposition date. Through its subsidiaries, the Company designs, manufactures and markets computer-aided vision defect detection and sorting and defect removal equipment for use in a variety of industries, including food processing, wood products and recycling. The Company's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood and plastic. The Company sells its products throughout the world.

Note 3.  Financing
==================
In April 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note was 10.25% and was payable semi-annually. The note was convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company issued 300,000 warrants to purchase Class A Common Stock at $1.875 per share. In October 1996 and March 1997, $645,000 and $250,000 principal amounts of the note were converted by the debtholders into 344,000 and 133,000 shares of Class A Common Stock. The remaining principal amount of $1,265,000 was paid in April 1997. In August 1997, the warrants were repurchased by the Company (see Note 4).

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note. Interest on the note was 6.75% and is payable quarterly. The interest rate may be adjusted upward on each anniversary date of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. In April 1997, the interest rate was adjusted to 9.75%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The note is secured by 54% of the stock of ARC Netherlands BV. The note is convertible into the Company's Class A Common Stock at $2.125 per share. In connection with the borrowing, the Company issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share. In August and September 1997, AMV repurchased the warrants and paid off $2,500,000 of this note leaving $900,000 outstanding, which is due in April 2001 (see Note 4). In conjunction with this early pay-off, AMV wrote off $233,000 of deferred debt issuance costs in the quarter ended September 30, 1997.

In July 1996, AMV issued the following notes in connection with the acquisition of Ventek: (i) a 6.75% $1,000,000 note due July 23, 1999; (ii) a 6.75%
$2,250,000 note due July 23, 1999 convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a $1,125,000 note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or at the Company's option, in cash on July 23, 1999, or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. The $1,125,000 note and stock appreciation rights payable were valued at $1,529,000 on the acquisition date based upon an independent appraisal received by the Company. All three notes are secured by all of the issued and outstanding shares of Ventek.

In April 1998, AMV entered into a credit relationship with Bank of America NT&SA for a line of credit ("LOC") and a new mortgage. The LOC Business Loan Agreement provides that AMV can borrow the lesser of $2,000,000 or the collateral value of pledged marketable securities, for interest at prime rate or the bank's offshore rate plus 1.85% and has an April 30, 1999 expiration date. The $3,000,000 mortgage replaced the 9.75% $2,680,000 prior mortgage, provides for fixed interest at 8.3% and is due on May 1, 2008.

Note 4. Stock Transactions; Shares Eligible For Future Sale; Effect of Warrants, Options and Convertible Securities; Possible Dilution
========================================================================
In January 1997, the 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth. The total number of shares of Class A Common Stock issuable under the 1997 Plan shall not exceed 2,000,000. In January 1997, the Company's Board of Directors awarded 2,000,000 shares of restricted Class A Common Stock to three key employees of the Company. On September 25, 1997, the three key employees contributed back to the Company 1,800,000 shares which were canceled. The remaining shares cannot be traded or transferred unless (i) the employee remains in the employ of the Company until January 10, 2000 and (ii) a payment of $1.80 per share is made by the employee to AMV. If any of the conditions are not met, the stock will be forfeited and returned to the Company.

On March 8, 1997, April 1, 1997, August 2, 1997 and March 9, 1998,  188,400 Unit
Purchase Options originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants, 300,000 Gerinda warrants and the Company's Class A, B and C Warrants to purchase approximately 11.4 million shares, respectively, expired unexercised.

In August 1997, the Company purchased 1,001,640 shares of its Class A Common Stock, 300,000 Class F Warrants and 340,000 Class H Warrants in a private transaction for $1.9 million.

In September 1997, the Company purchased at par $2.5 million of the $3.4 million outstanding 6.75% Convertible Note.

Schedule  of  Outstanding  Stock,  Warrants  and  Potential  Dilution:
The following table summarizes, as of March 31, 1998, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants or conversion of convertible debt, and proforma proceeds from the exercise of warrants. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                                      Proforma
                                   Number or Principal                Common                          Proceeds
                                   Amount Outstanding               Stock After      Conversion        or Debt
          Security                  at March 31, 1998               Conversion          Price         Reduction
---------------------------------------------------------------------------------------------------------------
Common Stock:
    Class A                             10,636,000                  10,636,000
    Class B                                 77,000                      77,000
                                      ------------                ------------

Total currently outstanding             10,713,000                  10,713,000
                                      ------------                ------------
Warrants (expiration date):


    D (6/30/98-7/31/98)                    275,000                     275,000         $   2.75     $    756,000
    G (2/28/99)                            240,000                     240,000             2.00          480,000
    I (7/23/01)                          1,000,000 (A)               1,000,000             2.25        2,250,000
    J (9/30/99)                            300,000                     300,000             2.03          609,000
                                      ------------                ------------                      ------------

                                                                     1,815,000                         4,095,000
                                                                  ------------                      ------------
Convertible Debt (due date):
    6.75% Notes (4/16/01)             $    900,000                     423,000             2.13          900,000
    6.75% Ventek Note (7/23/99)       $  2,250,000                   1,000,000             2.25        2,250,000
    Ventek Note (7/23/99)             $  1,529,000 (A)               1,800,000                         1,529,000
                                                                  ------------                      ------------

                                                                     3,223,000                         4,679,000
                                                                  ------------                      ------------
Potentially outstanding shares
    and proforma proceeds
    or reduction of debt                                            15,751,000                      $  8,774,000
                                                                  ============                      ============


(A) The Company issued the $1,529,000 note and Class I Warrant in connection with the Ventek acquisition (see Note 4). The note is payable, (a) at the Company's option, in cash or by delivery of up to 1,800,000 shares of Class
     A Common Stock on the third anniversary date of the note; or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock
     Market. The Warrant vests 25% per year through 1999 if sales and earnings objectives are achieved. As of December 31, 1997, the first 25% increment
     (for 1996) of the  Warrant  was vested  and the second 25%  increment  (for
     1997) did not vest as the objectives were not met. The second increment will only vest in the future if cumulative goals are achieved.

The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt will be converted.

On March 31, 1998, AMV had outstanding options to purchase 3,426,000 shares of Class A Common Stock, 2,944,000 of which are under its stock option plans.

The existence of these outstanding warrants, options, and convertible debt, including those granted or to be granted under AMV's Stock Option Plans or otherwise could adversely affect AMV's ability to obtain future financing. The price which AMV may receive for the Class A Common Stock issued upon exercise of options and warrants, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of Class A Common Stock at the time such options and warrants are exercised or debt is converted. For the life of the warrants, options and convertible debt, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of their Class A Common Stock without assuming the risk of ownership. Moreover, the holders of the options and warrants might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

Stock  Rights  Plan:
In February 1998, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to AMV's Class A Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Class A Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

After a triggering event, the rights will detach from the Class A Common Stock. If AMV is then merged into, or is acquired by, another corporation, the Company has the opportunity to either (i) redeem the rights or (ii) permit the rights holder to receive in the merger stock of AMV or the acquiring company equal to two times the exercise price of the right (i.e., $30). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of AMV's Board of Directors, the offer is inadequate.

Note 5.  Earnings Per Share
===========================
Earnings per share is presented in the following table:

                                                          For the Three Months Ended March 31,
                                        ------------------------------------------------------------------------
                                                      1998                                    1997
                                        ---------------------------------       --------------------------------
                                            Income             Shares              Income              Shares
                                        -------------       -------------       -------------      -------------
Calculation of EPS
Income (loss) available to

   common shareholders                  $     182,000          10,712,000       $     769,000         13,398,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (200,000)                 --         (2,000,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $     182,000          10,512,000       $     769,000         11,398,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Basic EPS                               $        0.02                           $       0.07
----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --             943,000       $          --            686,000
Note and stock appreciation
   rights agreement                            25,000           1,800,000              25,000          1,800,000
Convertible debt                                   --                  --             137,000          3,716,000
                                        -------------       -------------       -------------      -------------
Income available to common
   shareholders and assumed
   conversions                          $     207,000          13,255,000       $     831,000         17,600,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Diluted EPS                             $        0.02                           $       0.05
----------------------------------------------------------------------------------------------------------------

The number of shares of common stock, along with their respective exercise prices, underlying options, warrants and convertible debt, which were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common stock, are listed below.

                                                              March 31,
                                                   -----------------------------
                                                        1998            1997
                                                   -------------   -------------
Number of shares of common stock exercisable from:
   Options                                               645,000       1,439,000
   Warrants                                            1,275,000      14,290,000
   Convertible debt                                    1,424,000              --
                                                   -------------   -------------

                                                       3,344,000      15,729,000

   Exercise price ranges                           $2.13 - $4.94   $1.88 - $4.94


Note 6.  Acquisition and Sale of Pulsarr
========================================
On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for cash of $6.5 million and notes payable of $1.3 million. This acquisition was accounted for under the purchase method of accounting.

On May 6, 1997, the Company sold its Pulsarr subsidiary to Barco NV of Belgium for $8.4 million, resulting in a gain of approximately $5.0 million. The sale resulted in net cash proceeds to AMV of approximately $7 million and a reduction of current and long-term debt of approximately $4.6 million. A $5 million gain on the sale of Pulsarr in the quarter ended June 30, 1997 was largely a result of previous reduction in the carrying value of AMV's investment in Pulsarr due to the $4.9 million charge for acquired in-process technology the Company recorded in the quarter ended March 31, 1996 in conjunction with this acquisition.

The condensed combined statements of operations, shown below as supplemental information, assume that Pulsarr was sold at the beginning of 1997. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the divestiture occurred as of the beginning of the three-month period ending March 31, 1997. Condensed combined statements of operations are presented below:

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        1998            1997
                                                      (Actual)       (Proforma)
                                                   -------------   -------------

           Sales                                   $   7,103,000   $   7,127,000
                                                   =============   =============
           Gross profit                            $   3,333,000   $   3,800,000
                                                   =============   =============
           Net income                              $     182,000   $     728,000
                                                   =============   =============
           Earnings per share:
               Basic                               $        0.02   $        0.06
                                                   =============   =============
               Diluted                             $        0.02   $        0.05
                                                   =============   =============


Note 7.    Inventories
======================
Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                        Three Months Ended
                                                             March 31,
                                                   -----------------------------
                                                        1998            1997
                                                   -------------   -------------

           Raw materials                           $   2,135,000   $   1,584,000
           Work-in-process                             1,359,000       1,359,000
           Finished goods                              1,912,000       2,238,000
                                                   -------------   -------------

                                                   $   5,406,000   $   5,181,000
                                                   =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================
On March 1, 1996, the Company acquired Pulsarr. On July 24, 1996, the Company acquired Ventek. In May 1997, the Company sold Pulsarr for $8.4 million (see
Note 6 to the Consolidated Financial Statements). The discussion below pertains to the operations of AMV with Pulsarr and Ventek included from their respective acquisition dates, and in the case of Pulsarr, through its disposition date.

The Company's backlog at March 31, 1998, was $8,824,000 compared to $6,616,000 as of March 31, 1997. After excluding Pulsarr, backlog was $3,820,000 at March 31, 1997. The 1998 backlog is expected to be shipped within nine months.

Results of Operations - Comparison between three months ended March 31, 1998 and March 31, 1997

Sales for the three months ended March 31, 1998 ("Q1 1998") were $7,103,000, down 24% when compared to sales for the three months ended March 31, 1997
("Q1 1997") of $9,337,000. Sales for Q1 1997 included Pulsarr sales of $2,210,000, whereas sales for Q1 1998 did not include any sales for Pulsarr due to its sale in May 1997. Sales at SRC increased by approximately $1.3 million due to increased demand for SRC products. This increase was entirely offset by decreased sales at Ventek of $1.3 million due to softness in the plywood manufacturing markets.

Gross profit decreased by $1,274,000 to $3,333,000 in Q1 1998 when compared to $4,607,000 of gross profit in Q1 1997. In Q1 1998, gross profit was 47% of sales as compared to 49% in Q1 1997. The decrease in gross profits relates primarily to Ventek's lower sales, which resulted in lower gross profits of nearly $1 million. Gross profit for Q1 1997 included Pulsarr's gross profits of $807,000, whereas Q1 1998 did not include any gross profits due to the sale of Pulsarr in May 1997. The decreases in gross profits from Ventek and Pulsarr were partially offset by increased gross profits at SRC of $525,000.

Selling and marketing expense decreased by $316,000 in Q1 1998 from Q1 1997 to $937,000 amounting to 13% of sales in Q1 1998. Similar expenses in Q1 1997 were $1,253,000, or 13% of sales. The decrease in selling and marketing expenses was primarily due to the sale of Pulsarr.

Research and development expenses were $1,150,000 and $1,019,000 in Q1 1998 and Q1 1997, or 16% and 11% of sales, respectively. The increase in research and development expenses is related to new projects, which include developing new lighting, camera and software technologies. Q1 1997 research and development expenses included $154,000 related to Pulsarr, whereas Q1 1998 did not include any such expenses due to the sale of Pulsarr in May 1997.

General and administrative expenses decreased $256,000 to $776,000 in Q1 1998 from $1,032,000 in Q1 1997. The decrease in general and administrative expenses is due principally to the sale of Pulsarr.

The decrease in amortization of intangible assets is primarily due to the sale of Pulsarr.

The decrease in interest expense is due to reduced debt balances.

Net income for Q1 1998 was $182,000 as compared to net income of $769,000 in Q1 1997 as a result of the factors discussed above.

Liquidity and Capital Resources

The Company's cash balance and working capital was $4,777,000 and $9,393,000, respectively, at March 31, 1998 as compared to $6,045,000 and $9,133,000, respectively, at December 31, 1997. The Company's long-term debt and equity balances at March 31, 1998 and December 31, 1997 were similar.

During Q1 1998, net cash used in operating activities totaled $1,067,000 compared to cash provided by operating activities of $1,003,000 in Q1 1997. Net income decreased by $587,000 from Q1 1997 to Q1 1998, which, coupled with the net use of cash from working capital components, caused the change in cash provided by operations in Q1 1997 to cash used in operations in Q1 1998.

Cash used in investment activities totaled $195,000 in 1998 compared to cash used in investment activities of $142,000 in 1997 and related entirely to acquisition of property and equipment. The Company has no material commitments for capital expenditures at March 31, 1998 other than $458,000 to acquire 3.44 acres of land adjacent to the Company's current Medford, Oregon facility for purposes of possible future expansion.

Cash used in financing activities totaled $46,000 in 1998 as compared to cash used in financing activities of $60,000 in 1997. In April 1998, the Company refinanced its existing $2,680,000 mortgage due 2003 with a new $3,000,000 mortgage due 2008. The mortgage interest rate was lowered from 9.75% to 8.3%. Additionally, the Company obtained a $2,000,000 revolving line of credit that will expire on April 30, 1999.

Management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months.

Cautionary Statements and Risk Factors

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term objectives or expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

The words or phrases "will likely," "are expected to," "is anticipated," "is predicted," "forecast," "estimate," "project," "plans to continue," "believes," or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "Safe Harbor" provisions on the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying important factors that could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The Company cautions that the following list of important factors may not be all inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on the Company's ability to achieve its operating results and growth plan goals and/or affect the market price of the Company's stock are:

   * The Company's history of losses and negative cash flow.
   * The uncertain ability to manage growth and integrate acquired businesses.
   * Rapid technological change in the Company's markets and the need for new product development.
   * Market acceptance of the Company's new products.
   * AMV's dependence on certain markets and the need to expand into new markets.
   * The lengthy sales cycle for the Company's products.
   * The Company's highly competitive marketplace.
   * The dependence on certain suppliers.
   * The risks associated with dependence upon significant customers and reliance on certain distributors.
   * The risks associated with international sales.
   * Fluctuations in quarterly operating results and seasonality in certain of the Company's markets.
   * Risks associated with acquisitions and other relationships.
   * Dependence upon key personnel.
   * The Company's ability to protect its intellectual property.
   * The possibility of product liability or other legal claims.
   * Exposure to possible warranty and litigation claims.
   * The possible need for additional financing.
   * The impact of the 1998 Shareholder Rights Plan.
   * The inability of the Company or its suppliers or customers to remedy potential problems with information systems related to the arrival of the year 2000.

These risk factors are discussed in further detail below.

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

Rapid Technological Change; Product Development:
The markets for the Company's machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, the Company believes that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected bookings in late 1995 and 1996. Sales of the Company's products depend in part on the continuing development and deployment of new technology and services and applications. The Company's success will depend to a significant extent upon its ability to enhance its existing products and develop new products that gain market acceptance. There can be no assurance that the Company will be successful in selecting, developing and manufacturing new products or enhancing its existing products on a timely or cost-effective basis or that products or technologies developed by others will not render the Company's products noncompetitive or obsolete. Moreover, the Company may encounter technical problems in connection with its product development that could result in the delayed introduction of new products or product enhancements.

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

Dependence on Certain Markets and Expansion Into New Markets:
The future success and growth of the Company is dependent upon continuing sales in domestic and international food processing markets as well as successful penetration of other existing and potential markets. A substantial portion of the Company's historical sales has been in the potato and other vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences or other factors could have an adverse effect on the Company's results of operations. The Company also intends to expand the marketing of its processing systems in additional food markets such as meat and granular food products, as well as non-food markets such as plastics, wood products and tobacco, and to expand its sales activities in foreign markets. In the case of Ventek, the wood products market served is narrow and cyclical, and saturation of that market and the potential inability to identify and develop new markets could adversely affect Ventek's growth rate. The Company may not be able to successfully penetrate additional food and non-food markets or expand further in foreign markets.

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

Competition:
The markets for the Company's products are highly competitive. A major competitor of the Company introduced several years ago a new flat-belt optical sorter product which has increased the competition that the Company faces. In the case of Ventek, the wood industry continues to develop alternative products to plywood (e.g., oriented strand board) which do not require vision systems for quality control. Some of the Company's competitors, including Pulsarr, which was sold in May 1997 to a company significantly larger than AMV, may have substantially greater financial, technical, marketing and other resources than the Company. Important competitive factors in the Company's markets include price, performance, reliability, customer support and service. Although the Company believes that it currently competes effectively with respect to these factors, the Company may not be able to continue to compete effectively in the future.

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

Dependence Upon Significant Customers and Distribution Channel:
The Company sold equipment to an unaffiliated customer totaling 14% of sales in 1997 and to two unaffiliated customers totaling 13% and 12% of sales in 1996. Sales to another two unaffiliated customers totaled 19% and 16% of sales in 1995. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. In the emerging pulp wood industry, the Company utilizes a single exclusive distributor for its products in North America. In much of the United States and in many areas in the rest of the world, the Company has entered an agreement with FMC Corporation to be its exclusive sales representative. While the Company strives to create long-term relationships with its customers, distributors and representatives, there can be no assurance that they will continue ordering or selling additional systems. The Company may continue to be dependent on a small number of customers, distributors and representatives, the loss of which would adversely affect the Company's business.

Risk of International Sales:
Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. For example, the possibility of sales to Indonesian customers has been adversely affected by the recent currency devaluation. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

Fluctuations in Quarterly Operating Results; Seasonality:
The Company has experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include the timing of significant orders and shipments, product mix, delays in shipment, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, the timing of research and development expenditures, expansion of marketing and support operations, changes in material costs, production or quality problems, currency fluctuations, disruptions in sources of supply, regulatory changes and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business and operating results. Moreover, due to the relatively fixed nature of many of the Company's costs, including personnel and facilities costs, the Company would not be able to reduce costs in any quarter to compensate for any unexpected shortfall in net sales, and such a shortfall would have a proportionately greater impact on the Company's results of operations for that quarter. For example, a significant portion of the Company's quarterly net sales depends upon sales of a relatively small number of high-priced systems. Thus, changes in the number of such systems shipped in any given quarter can produce substantial fluctuations in net sales, gross profits, and net income from quarter to quarter. In addition, in the event the Company's machine vision systems' average selling price increases, of which there can be no assurance, the addition or cancellation of sales may exacerbate quarterly fluctuations in revenues and operating results.

The Company's operating results may also be affected by certain seasonal trends. For example, the Company may experience lower sales and order levels in the first quarter when compared with the preceding fourth quarter due to the seasonality of certain harvested food items and the timing of annual or semi-annual customer plant shut-downs during which systems are installed. The Company expects these seasonal patterns to continue, though their impact on revenues is expected to decline as the Company continues to expand its presence in non-agricultural and other markets which are less seasonal.

Risks Associated With Acquisitions:
The Company may pursue strategic acquisitions or joint ventures in addition to the acquisitions of Pulsarr (subsequently divested in May 1997) and Ventek as part of its growth strategy. While the Company presently has no understandings, commitments or agreements with respect to any further acquisition, the Company anticipates that one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. For these reasons, any acquisition or joint venture by the Company may have an adverse effect on the Company's results of operations or may result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. Any future acquisitions or joint ventures may materially and adversely affect the Company.

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

Intellectual Property:
The Company's competitive position may be affected by its ability to protect its proprietary technology. Although the Company has a number of United States and foreign patents, such patents may not provide meaningful protection for its product innovations. The Company may experience additional intellectual property property risks in international markets where it may lack patent protection.

Product Liability and Other Legal Claims:
From time to time, the Company may be involved in litigation arising out of the normal course of its business, including product liability, patent and other legal claims. While the Company has a general liability insurance policy which includes product liability coverage up to an aggregate amount of $10 million, the Company may not be able to maintain product liability insurance on acceptable terms in the future. Litigation, regardless of its outcome, could result in substantial cost to and diversion of effort by the Company. Any infringement claims or litigation against the Company could materially and adversely affect the Company's business, operating results and financial condition. If a substantial product liability or other legal claim against the Company were sustained that was not covered by insurance, there could be an adverse effect on the Company's financial condition and marketability of the affected products.

Warranty Exposure and Performance Specifications:
The Company generally provides a one-year limited warranty on its products. In addition, for certain custom-designed systems, the Company contracts to meet certain performance specifications. In the past, the Company has incurred higher warranty expenses related to new products than it typically incurs with established products. The Company may incur substantial warranty expenses in the future with respect to new products, as well as established products, or with respect to its obligations to meet performance specifications, which may have an adverse effect on its results of operations and customer relationships.

Possible Need for Additional Financing:
The Company may seek additional financing; however, the Company may not be able to obtain any additional financing on terms satisfactory to the Company, if at all. Potential increases in the number of outstanding shares of the Company's Class A Common Stock due to convertible debt, warrants and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 1999, may limit the Company's ability to negotiate additional debt or equity financing.

Shareholder Rights Plan:
In February 1998, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to AMV's Class A Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Class A Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

After a triggering event, the rights will detach from the Class A Common Stock. If AMV is then merged into, or is acquired by, another corporation, the Company has the opportunity to either (i) redeem the rights or (ii) permit the rights holder to receive in the merger stock of AMV or the acquiring company equal to two times the exercise price of the right (i.e., $30). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of AMV's Board of Directors, the offer is inadequate.

While the Company is not aware of any current intent to acquire a sufficient number of shares of the Company's common stock to trigger distribution of the Rights, existence of the Rights could discourage offers for the Company's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

Year 2000 Issues:
AMV has established a company-wide initiative to examine the implications of the Year 2000 on the Company's computing systems and related technologies, and to assess the potential need for changes. The Company has identified areas of potential business impact, and appropriate modifications to its computing systems are underway. Management believes this will be accomplished in a timely manner. The Company is also communicating with suppliers and customers to coordinate Year 2000 conversion. Management does not currently believe that the costs related to the Company's compliance with the Year 2000 issue will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, in the event that the Company or any of the Company's significant suppliers or customers experience disruptions due to the Year 2000 issue, the Company's operations could be adversely affected.


                           PART II. OTHER INFORMATION
                           ==========================

Item 6.  Exhibits and Reports on Form 8-K
=========================================

(a)  Exhibits

  Exhibit
   Number   Description
  -------   -----------------------------

    3.1 Restated Articles of Incorporation of the Company as amended to date. (8)

    3.2     Restated and Amended By-Laws of the Company. (2)

    4.4     Form of Class D Warrant Agreement. (1)

    4.6     Form of Class G Warrant Agreement. (3)

    4.7     Form of Class H Warrant Agreement. (7)

    4.8     Form of Class I Warrant Agreement. (5)

    4.9     Form of Laidlaw Warrant Agreement. (5)

    4.10    Form of stock option agreement. (4)

    4.11    Form of 1997 Restricted Stock Plan and restricted stock agreement.
            (6)

    4.12 Rights Agreement dated February 27, 1998 between the Company and American Stock Transfer and Trust Company. (12)

   10.1 Form of Indemnity Agreement between the Company and each of its officers and directors. (1)

   10.2 Employment Agreement between Alan R. Steel and the Company dated January 1, 1998. (13)

   10.3 Employment Agreement between William J. Young and the Company dated January 1, 1998. (13)

   10.4 Employment Agreement between William J. Young and SRC VISION, Inc. dated January 1, 1998. (13)

   10.5 Employment Agreement between James Ewan and SRC VISION, Inc. dated January 1, 1998. (13)

   10.6 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,400,000 of convertible secured notes.
            (3)

   10.7 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (7)

   10.8 Asset Purchase Agreement dated July 24, 1996, by and among AMV, Ventek and the shareholders of Ventek. (5)

   10.9     $1,000,000 Note dated July 24, 1996, between AMV and Ventek. (5)

   10.10 $2,250,000 Convertible Note dated July 24, 1996, between AMV and Ventek. (5)

   10.11    $1,125,000 Note dated July 24, 1996, between AMV and Ventek. (5)

   10.12 Stock Appreciation Rights Agreement dated July 24, 1996 between AMV and Ventek. (5)

   10.13 Form of Employment Agreement dated July 24, 1996 between Ventek and each of the four stockholders of Ventek. (5)

   10.14 Pledge and Security Agreement dated July 24, 1996, by and among AMV, AMV Subsidiary, Inc., Ventek and Solin and Associates, P.C. (5)

   10.15 1997 SRC VISION, Inc. Stock Option Plan and forms of stock option agreements. (11)

   10.16 Plan of Merger between ARC Capital and AMV to effect an amendment to the Company's Articles of Incorporation to change the Company's name from ARC Capital to Advanced Machine Vision Corporation. (8)

   10.17 Share Purchase Agreement dated April 29, 1997 between Barco NV and ARC Netherlands BV. (9)

   10.18    Settlement Agreement dated August 12, 1997. (10)

   10.19    1997 Nonqualified Stock Option Plan and form of option agreement.
            (10)

   10.20 Business Loan Agreement dated April 30, 1998 between AMV and Bank of America NT&SA, together with related documents.

   10.21 Promissory Note dated April 24, 1998 to Bank of America NT&SA, together with related documents.

   27       Financial Data Schedule.

----------------------

  (1)      Previously filed as an exhibit to Form S-1 (File No. 33-45126).

  (2)      Previously filed as an exhibit to Form S-3 (File No. 333-10847).

  (3) Filed with the SEC on April 14, 1996, as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.

  (4)      Filed with the SEC as an exhibit to form S-1 (File No. 33-45126).

  (5) Filed with the SEC on July 30, 1996, as an exhibit to the Company's Form 8-K dated July 24, 1996.

  (6) Filed with the SEC on January 22, 1997, as an exhibit to the Company's Form 8-K dated January 9, 1997.

  (7) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.

  (8) Filed with the SEC on May 14, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997.

  (9) Filed with the SEC on May 9, 1997 as an exhibit to the Company's Form 8-K regarding the sale of Pulsarr.

  (10) Filed with the SEC on October 30, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

  (11) Filed with the SEC on March 31, 1997 as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.

  (12) Filed with the SEC on February 20, 1998 as an exhibit to the Company's Form 8-A.

  (13) Filed with the SEC on February 27, 1998 as an exhibit to the Company's Form 8-K regarding implementation of a stock rights program and employment contracts.

(b)  Reports on Form 8-K:

           On  February  27,  1998,   a  Form  8-K  was  filed   regarding   the
           implementation of a stock rights program and employment contracts.

                                    SIGNATURE
                                    =========

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



         May 7, 1998                               /s/  Alan R. Steel
-----------------------------                   ------------------------------
                                                        Alan R. Steel
                                                   Vice President, Finance
                                                (Principal Financial and duly
                                                     Authorized Officer)