Form 10-K/A
period 1997-12-31
ADVANCED MACHINE VISION CORP
filed 1998-07-10
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                     --------------------------------------

                                   FORM 10-K/A

                             Amendment to Form 10-K
              Filed pursuant to the Securities Exchange Act of 1934

                       Advanced Machine Vision Corporation
             (Exact name of registrant as specified in its charter)


                                 AMENDMENT NO. 1

             The undersigned registrant hereby amends the following
      portions of its Annual Report on Form 10-K for the fiscal year ended
                      December 31, 1997 as set forth below:


--------------------------------------------------------------------------------

COVER PAGE is amended to add the following at the bottom of the page:

================================================================================

                       Documents Incorporated by Reference

     The registrant's annual report to securityholders for the fiscal year ended December 31, 1997 is incorporated by reference in Parts I and II of this Form 10-K. The registrant's proxy statement for its annual meeting of stockholders to be held on May 7, 1997 or any adjournment thereof is incorporated by reference in Part III of this Form 10-K.

     ITEM 1. BUSINESS, Manufacturing and Supplies, second paragraph, is amended to read as follows:

     The Company is dependent on outside unaffiliated suppliers for some of the components and parts used in its vision automation systems. Most major parts and components are available from multiple sources; however, the prisms, required in RGB Cyclops(TM) color cameras are obtained from a single source supplier, Canon U.S.A., Incorporated, pursuant to periodic purchase orders which set forth price and delivery terms. Although such supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations and financial condition could be adversely affected. Sales of the Company's KROMA-SORT(TM) systems, containing from one to six RGB Cyclops(TM) cameras each, represented approximately 42% of the Company's 1997 consolidated revenues. Historically, AMV has generally been able to obtain parts and components for its systems, as needed, either from its then-current suppliers or replacement vendors. AMV believes that it will continue to be able to obtain required components and parts from various suppliers, although there can be no assurance that it will be able to do so.


--------------------------------------------------------------------------------

PART  II,  ITEM  7,   Management's   Discussion   and   Analysis   of  Financial
Condition and Results of Operations, Cautionary Statements and Risk Factors, has been amended as follows:

================================================================================

     Risk factor "Uncertain Ability to Manage Growth and Integrate Acquired Businesses:" is amended to read as follows:

     Uncertain Ability to Manage Growth and Integrate Acquired Businesses: As part of its business strategy, the Company intends to pursue rapid growth. In March and July 1996, the Company acquired Pulsarr and Ventek which had sales in 1995 of approximately $11.4 million and $4.4 million, respectively, and would have added approximately 80% to the Company's 1995 sales on a proforma basis.
Pulsarr was subsequently sold in May 1997 pursuant to an unsolicited offer, which provided the Company with cash for financial flexibility and eliminated certain potential liabilities related to non-vision products sold by Pulsarr in prior years. A growth strategy involving the integration of new entities, such as Ventek, will require the establishment of sales representatives and distribution relationships, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.


--------------------------------------------------------------------------------

PART IV, ITEM 14, Exhibits. Exhibit 13 is amended as follows:

================================================================================

Index to Financial Statements and Financial Statement Schedule Included in the Company's Annual Report to Stockholders is amended as follows:

     Delete:  Consent of Independent Accountants                            F-23

              Management's Discussion and Analysis of
               Financial Condition and Results of Operations                F-24

              Annual Report Close                                           F-28

     Add:     Management's Discussion and Analysis of
               Financial Condition and Results of Operations                F-23

              Annual Report Close                                           F-27


--------------------------------------------------------------------------------

The text of Management's Discussion and Analysis of Financial Condition and Results of Operations has been added to Exhibit 13. The revised text of Exhibit 13 is as follows:

================================================================================


Management's Discussion and Analysis of
Financial Condition and Results of Operations
================================================================================

Introduction

Before the February 1994 acquisition of SRC, AMV's sole operation was Applied Laser Systems, Inc. of Oregon, a manufacturer of laser diode devices. The laser operation was sold in October 1995. Consequently, the results of operations of ALS have been reported as a discontinued business in the accompanying financial statements and in the discussion below.

The Company  acquired SRC,  Pulsarr and Ventek in February 1994,  March 1996 and
July 1996, respectively. Pulsarr was subsequently sold in May 1997. The operations of the acquired entities are included in the financial statements from their respective acquisition dates, and in the case of Pulsarr, through its disposition date.

The following table sets forth the results of operations for the last three years (amounts in thousands):

                                                               Year Ended December 31,
                                    ----------------------------------------------------------------------------
                                             1997                       1996                     1995
                                             ----                       ----                     ----
                                      Amount          %           Amount         %          Amount          %
                                    ---------     --------       --------     -------     ---------     --------
Net sales                           $  31,974       100.0%       $ 29,938      100.0%     $  19,394       100.0%
Cost of sales                          16,042        50.2%         15,794       52.8%        11,194        57.7%
                                    ---------     --------       --------     -------     ---------     --------
   Gross profit                        15,932        49.8%         14,144       47.2%         8,200        42.3%
                                    ---------     --------       --------     -------      --------     --------
Operating expenses:
   Selling and marketing                4,930        15.4%          4,662        15.6%        3,255        16.8%
   Research and development             3,950        12.4%          4,038        13.5%        1,987        10.2%
   General and administrative           3,303        10.3%          3,549        11.8%        1,933        10.0%
   Goodwill amortization                  731         2.3%            633         2.1%          371         1.9%
   Charge for acquired
     in-process technology                 --           --          4,915        16.4%           --           --
   Charge for royalty expense              --           --            647         2.2%           --           --
                                    ---------     --------       --------     --------     --------     --------
                                       12,914        40.4%         18,444        61.6%        7,546        38.9%
                                    ---------     --------       --------     --------     --------     --------
Income (loss) from continuing
   operations before other
   income and expense                   3,018         9.4%         (4,300)     (14.4)%          654         3.4%
Gain on sale of Pulsarr                 4,989        15.6%             --           --           --           --
Gain on rescission of stock
   compensation - net                      --            --            --           --          732         3.8%
Investment and other income               371          1.2%           190          .6%          212         1.1%
Interest expense                       (1,263)       (4.0)%        (1,150)      (3.8)%         (483)      (2.5)%
                                    ---------     ---------      --------     --------     --------     --------
Income (loss) from continuing
   operations before income taxes       7,115         22.3%       (5,260)      (17.6)%        1,115         5.8%
Provision for income taxes                 99        (0.3)%           --            --           --           --
                                    ---------     ---------      --------     --------     --------     --------
Income (loss) from continuing
   operations                           7,016         21.9%        (5,260)     (17.6)%        1,115         5.8%
Loss from discontinued
   operations                              --            --            --           --         (173)      (0.9)%
                                    ---------     ---------      --------     --------    ---------     --------
   Net income (loss)                $   7,016         21.9%      $ (5,260)     (17.6)%    $     942         4.9%
                                    =========     =========      ========     ========    =========     ========

Fiscal 1997 Compared to Fiscal 1996

Sales for 1997 were $31,974,000, up 7% when compared to sales for 1996 of $29,938,000. Sales of non-food machine vision systems decreased 4% or $600,000 to $14,924,000. Sales of food machine vision systems increased 18% or $2,636,000 to $17,050,000. Pulsarr's sales, which are comprised entirely of food machine vision systems, aggregated $2,558,000 in 1997 and $8,432,000 in 1996. Excluding Pulsarr from both years, sales of food machine vision systems increased 142% or $8,510,000 to $14,492,000 from $5,982,000. Total machine vision systems sold, excluding Pulsarr, were 90 in 1997 and 77 in 1996.

Cost of sales was 50.2% of sales in 1997 and 52.8% in 1996.

Gross profit increased by 13% to $15,932,000 in 1997 when compared to $14,144,000 of gross profit in 1996. In 1997, gross profit was 49.8%, as compared to 47.2% in 1996. The increase in gross profit as a percentage of sales is primarily related to a larger volume of higher-margin Ventek products included in 1997, and an increase in the overall sales volume at SRC which allowed for the spreading of fixed costs over a larger sales base.

Selling and marketing expenses increased 6% in 1997 to $4,930,000 when compared to $4,662,000 in 1996. The increase in selling and marketing expense is due to the increase in sales. Selling and marketing expenses amounted to 15.4% of sales in 1997 and 15.6% of sales in 1996.

Research and development expenses were $3,950,000 and $4,038,000 in 1997 and 1996, or 12.4% and 13.5% of sales, respectively. The decrease was the result of the inclusion of only four months of Pulsarr's costs in 1997 as compared to ten months in 1996, partially offset by increases in research and development expenses at both SRC and Ventek.

General and administrative expenses decreased $246,000 to $3,303,000 in 1997 from $3,549,000 in 1996. The decrease in general and administrative expenses was the result of the inclusion of only four months of Pulsarr's costs in 1997 as compared to ten months in 1996, partially offset by increases in general and administrative expenses at both SRC and Ventek.

The increase in goodwill amortization is due to a full year of amortization from the Ventek acquisition in 1997 as compared to only five months in 1996, partially offset by lower amortization from Pulsarr as a result of its sale in May 1997.

On May 6, 1997, AMV sold Pulsarr to Barco NV of Belgium for $8.4 million, resulting in a gain of $4,989,000. AMV had purchased Pulsarr on March 1, 1996 for $7.8 million. This gain primarily represents a recovery of the $4,915,000 charge for acquired in-process technology the Company recorded in 1996 in conjunction with this acquisition.

The increase in investment and other income is the result of higher cash balances available for investment.

The increase in interest expense is primarily due to the inclusion of $233,000 of deferred debt issuance costs written off as a result of the early repayment of $2,500,000 of convertible notes payable.

The provision for income taxes represents income taxes due pursuant to the Alternative Minimum Tax rules of the Internal Revenue Code. As of December 31, 1997, the Company had net operating loss carry-forwards of approximately $13,000,000, which may be used to offset future taxable income, if any, and expire between 2007 and 2011.

Net income for 1997 was $7,016,000 as compared to a loss of $5,260,000 in 1996. Net income for 1997 includes a gain on the sale of Pulsarr of $4,989,000 and a charge of $233,000 relating to the write-off of deferred debt issuance costs, while the net loss for 1996 includes a charge for acquired in-process technologies of $4,915,000 and a charge for deferred royalty expenses of $647,000. Income before special items was $2,260,000 for 1997 compared to $302,000 for 1996 as a result of the factors discussed above.

Fiscal 1996 Compared to Fiscal 1995

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

Selling and marketing expenses increased 43.2% in 1996 to $4,662,000 when compared to 1995 due principally to the addition of Pulsarr and Ventek. Selling and marketing expenses amounted to 13.5% of sales in 1996. Similar expenses in 1995 were $3,255,000 or 16.8% of sales.

Research and development expenses were $4,038,000 and $1,987,000 in 1996 and 1995, or 13.5% and 10.2% of sales, respectively. The larger research and development level in 1996 was due principally to the continuing development of SRC's next generation of vision processor, projects in non-food industry sorting applications and $885,000 for Pulsarr and Ventek.

General and administrative expenses increased $1,616,000 to $3,549,000 in 1996 from $1,933,000 in 1995. The increase in general and administrative expenses is due to the addition of Pulsarr and Ventek as well as an increase in personnel costs and legal fees at SRC and AMV.

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

In the first quarter of 1996, the Company wrote off $647,000 of deferred royalty expenses relating to certain technologies as all royalties have been earned, and the Company believes that no significant future economic life exists relating to the royalty agreement as a result of changing technologies (see Liquidity and Capital Resources below).

In February 1995, Liviakis Financial Communications, Inc. returned approximately 668,000 previously issued and outstanding shares of AMV Class A Common Stock pursuant to an award in arbitration in favor of the Company. A gain of $732,000 was recorded in February 1995 relating to the shares recovered.

The increase in interest expense is due to the increase in debt outstanding relating to the acquisitions of Pulsarr and Ventek.

The net loss for 1996 was $5,260,000 as compared to net income of $942,000 in 1995. The variation is due primarily to the non-recurring charges for in-process technology and royalty expense, the increased level of research and development expenses, and the non-recurring gain in 1995 relating to the shares of AMV Common Stock returned pursuant to an arbitration award.

Liquidity and Capital Resources

The financial condition of the Company was strengthened during 1997. The Company's cash balance and working capital increased to $6,045,000 and $9,133,000, respectively, at December 31, 1997 from $1,909,000 and $5,913,000, respectively, at December 31, 1996. The Company reduced its long-term and current bank debt to $8,369,000 at December 31, 1997 from $17,593,000 at December 31, 1996. In 1997, the Company's shareholders' equity increased to $11,951,000 as of December 31, 1997, primarily as a result of net income in 1997 of $7,016,000. These changes in debt and equity improved the Company's debt-to-equity ratio to 1:1.43 as of December 31, 1997 from 1:0.37 as of December 31, 1996.

During 1997, net cash provided by operating activities totaled $3,797,000 compared to cash used in operating activities of $950,000 in 1996 and cash provided by operating activities of $586,000 in 1995. Income before special items was $2,260,000 in 1997 as compared to $302,000 in 1996 and is the principle reason for the increase in cash provided from operations in 1997 as compared to 1996. Increases in inventories used cash of $499,000 and $581,000 in 1997 and 1996, respectively, and were necessary to support the growth in sales volume. A reduction in accounts receivable provided cash of $11,000 in 1997 as compared to an increase in accounts receivable which consumed cash of $1,741,000 in 1996. These changes in receivables were the result of the changing level of net sales in the fourth quarter. Sales for the fourth quarter of 1997, 1996 and 1995 were $9.2 million, $9.8 million and $5.1 million, respectively.

Cash provided by investment activities totaled $5,996,000 in 1997 compared to cash used in investment activities of $7,511,000 in 1996 and cash provided by investment activities of $734,000 in 1995. The sale of Pulsarr provided net cash of $7,010,000 in 1997, and the sale of ALS provided $1,052,000 in 1995. The acquisition of Pulsarr in 1996 used cash of $5,984,000. Consideration given for the Ventek acquisition was approximately $5.1 million in notes and other securities. Reference is made to Notes to Consolidated Financial Statements regarding the July 1999 maturity date for the notes and potential cash payment requirements. Cash resources of $1,014,000, $1,527,000 and $598,000 were used to acquire property and equipment in 1997, 1996 and 1995, respectively. The Company has no material commitments for capital expenditures at December 31, 1997.

Cash used in financing activities totaled $5,657,000 in 1997 as compared to cash provided by financing activities of $6,199,000 in 1996 and $2,061,000 in 1995. In 1997, cash generated from operations and the sale of Pulsarr were used to repay the remaining $1,265,000 principal balance of the Company's 10.25% Convertible Note in April 1997, to repay early $2,500,000 of its $3,400,000 6.75% Convertible Note, at par, in September 1997 and to purchase 1,001,640 shares of the Company's Class A Common Stock and 640,000 warrants to purchase Class A Common Stock for $1,962,000 in August 1997. In March 1996, the Company received $2,000,000 from the sale of 1,400,000 shares of Class A Common Stock pursuant to a private placement. In April 1996 and April 1995, the Company received $3,000,000 and $2,000,000, respectively, representing the net proceeds of private placements of convertible debt. The cash generated from these 1996 and 1995 transactions was used to finance the acquisition of Pulsarr and to provide funds for working capital purposes.

As a result of the settlement in July 1992 of a lawsuit alleging certain patent infringements, SRC entered into a royalty agreement whereby aggregate royalty payments would not exceed $1,600,000. The final royalty payment of $400,000 was made in July 1996. During the quarter ended March 31, 1996, the Company wrote off against income $647,000 of deferred royalty expense related to this settlement as all royalties had been earned and no significant future economic life was estimated to exist.

Prior to 1995 and in 1996, the Company experienced negative operating cash flow. The Company believes it will operate at a negative cash flow during certain periods in the future due to payment of notes issued in connection with prior financings and acquisitions, working capital requirements, the need to fund certain development projects, cash required to enter new market areas and possible cash needed to fully integrate Ventek's operations. Management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months. If the Company is unable to consistently generate sustained positive cash flow from operations, the Company may have to rely on debt or equity financing. There can be no assurance the Company will be able to obtain future financing on terms satisfactory to the Company.

Outlook

At this time, management believes sales will approximate $30,000,000 for 1998 which is approximately level with 1997 sales excluding Pulsarr. The effects of international currency fluctuations are expected to negatively impact operations. For example, with the recent decline in Indonesian currency, further shipments to that market in the foreseeable future appear unlikely; last year, this market represented over 6% of the Company's total sales. Additionally, with the continued strength of the U. S. dollar, the Company's new European sales and service subsidiary, SRC VISION BV, may have to reduce the price of its products in Europe.

The Company expects that the plywood manufacturing market served by Ventek will remain depressed until at least the second half of 1998 and possibly longer. This will likely put pressure on gross margins in 1998.

During 1998, the Company will introduce new products targeted at the food and plywood industries. The Company plans to continue emphasis on research and development to penetrate new markets and provide expanded sales opportunities for the Company during the next two years.


--------------------------------------------------------------------------------

PART IV, ITEM 14, Exhibits. Exhibit 23 is amended to delete Management's Discussion and Analysis of Financial Condition and Results of Operations. The revised text of Exhibit 23 is as follows:

================================================================================


Consent of Independent Accountants
================================================================================

We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-10847), Registration Statement on Form S-8 (No. 33-87064), Registration Statement on Form S-8 (No. 33-76864) and Registration Statement on Form S-8 (No. 333-42329) of Advanced Machine Vision Corporation (formerly Applied Laser Systems or ARC Capital) of our report dated January 23, 1998, except as to Note 10, which is as of March 10, 1998, appearing on page F-2 of this Annual Report on Form 10-K.




PRICE WATERHOUSE LLP

Portland, Oregon
March 24, 1998


--------------------------------------------------------------------------------

The signature page is revised as follows:

================================================================================


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


/s/ James Ewan                Director                             March 2, 1998
--------------------------
    James Ewan


/s/ Robert M. Loeffler        Director                             March 9, 1998
--------------------------
    Robert M. Loeffler


/s/ Jack Nelson               Director                            March 23, 1998
--------------------------
    Jack Nelson


/s/ Rodger A. Van Voorhis
--------------------------    Director                            March 30, 1998
    Rodger A. Van Voorhis


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  July 10, 1998                        ADVANCED MACHINE VISION CORPORATION


                                             By:   /s/   Alan R. Steel
                                                --------------------------------
                                                   Alan R. Steel
                                                   Chief Financial Officer,
                                                   Principal Financial and
                                                   Accounting Officer