Form 10-Q
period 1998-06-30
ADVANCED MACHINE VISION CORP
filed 1998-08-04
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998


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

                                                                Yes |X|   No |_|

On June 30, 1998, registrant had 10,641,718 shares of Class A Common Stock, and 76,835 shares of Class B Common Stock, all no par value, issued and outstanding.









                            Exhibit Index at Page 17

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets..........................................1
          Consolidated Statements of Operations - Three Months.................2
          Consolidated Statements of Operations - Six Months...................3
          Consolidated Statements of Cash Flows................................4

          Notes to Unaudited Consolidated Financial Statements.................5

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................17

          Signature...........................................................19

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                   June 30,         December 31,
                                                                     1998               1997
                                                                  (unaudited)         (audited)
                                                                -------------      -------------
                                     ASSETS

Current assets:
   Cash and cash equivalents                                    $   5,005,000      $   6,045,000
   Accounts receivable - net                                        3,974,000          2,711,000
   Inventories                                                      5,977,000          5,181,000
   Prepaid expenses                                                   135,000            138,000
                                                                -------------      -------------

      Total current assets                                         15,091,000         14,075,000

Property, plant and equipment - net                                 5,411,000          4,775,000
Intangible assets - net                                             5,188,000          5,535,000
Other assets                                                        1,202,000            850,000
                                                                -------------      -------------

                                                                $  26,892,000      $  25,235,000
                                                                =============      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                             $   1,334,000      $   1,436,000
   Accrued liabilities                                                917,000          1,146,000
   Customer deposits                                                1,356,000          1,073,000
   Accrued payroll                                                    941,000            783,000
   Warranty reserve                                                   481,000            477,000
   Current portion of notes payable                                    38,000             27,000
                                                                -------------      -------------

      Total current liabilities                                     5,067,000          4,942,000
                                                                -------------      -------------
Notes payable, less current portion                                 8,633,000          8,342,000
                                                                -------------      -------------
Commitments and contingencies
Shareholders' equity:
   Common stock:
      Class A and B - 10,719,000 and 10,679,000 shares
      issued and outstanding at June 30, 1998 and
      December 31, 1997, respectively                              24,329,000         24,285,000
   Common stock warrants                                              192,000          2,197,000
   Additional paid in capital                                       4,828,000          2,823,000
   Accumulated deficit                                            (16,156,000)       (17,354,000)
                                                                -------------      -------------

      Total shareholders' equity                                   13,192,000         11,951,000
                                                                -------------      -------------

                                                                $  26,892,000      $  25,235,000
                                                                =============      =============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Three Months
--------------------------------------------------------------------------------

                                                                  Three Months Ended June 30,
                                                                 -----------------------------
                                                                     1998              1997
                                                                     ----              ----
                                                                           (unaudited)
Net sales                                                        $  9,087,000     $  7,607,000
Cost of sales                                                       4,052,000        3,674,000
                                                                 ------------     ------------

Gross profit                                                        5,035,000        3,933,000
                                                                 ------------     ------------

Operating expenses:
   Selling and marketing                                            1,396,000        1,430,000
   Research and development                                         1,031,000          932,000
   General and administrative                                       1,249,000          812,000
   Amortization of intangible assets                                  173,000          182,000
                                                                 ------------     ------------

                                                                    3,849,000        3,356,000

Income from operations before other income and expense              1,186,000          577,000

Other income and expense:
   Gain on sale of Pulsarr                                                 --        4,989,000
   Investment and other income                                         49,000          112,000
   Interest expense                                                  (177,000)        (296,000)
                                                                 ------------     ------------

Income before income taxes                                          1,058,000        5,382,000

Provision for income taxes                                             42,000           15,000
                                                                 ------------     ------------

Net income                                                       $  1,016,000     $  5,367,000
                                                                 ============     ============

Earnings per share (Note 5):
   Basic                                                         $       0.10     $       0.47
                                                                 ============     ============
   Diluted                                                       $       0.08     $       0.34
                                                                 ============     ============

Average shares outstanding - assuming dilution                     14,677,000       16,338,000
                                                                 ============     ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Six Months
--------------------------------------------------------------------------------

                                                                    Six Months Ended June 30,
                                                                 ------------------------------
                                                                   1998                1997
                                                                   ----                ----
                                                                          (unaudited)
Net sales                                                        $ 16,190,000      $ 16,944,000
Cost of sales                                                       7,822,000         8,404,000
                                                                 ------------      ------------

Gross profit                                                        8,368,000         8,540,000
                                                                 ------------      ------------

Operating expenses:
   Selling and marketing                                            2,333,000         2,683,000
   Research and development                                         2,181,000         1,951,000
   General and administrative                                       2,025,000         1,844,000
   Amortization of intangible assets                                  347,000           381,000
                                                                 ------------      ------------

                                                                    6,886,000         6,859,000

Income from operations before other income and expense              1,482,000         1,681,000

Other income and expense:
   Gain on sale of Pulsarr                                                 --         4,989,000
   Investment and other income                                        111,000           169,000
   Interest expense                                                  (345,000)         (656,000)
                                                                 ------------      ------------

Income before income taxes                                          1,248,000         6,183,000

Provision for income taxes                                             50,000            47,000
                                                                 ------------      ------------

Net income                                                       $  1,198,000      $  6,136,000
                                                                 ============      ============

Earnings per share (Note 5)
   Basic                                                         $       0.11      $       0.54
                                                                 ============      ============
   Diluted                                                       $       0.09      $       0.40
                                                                 ============      ============

Average shares outstanding--assuming dilution                      14,676,000        16,282,000
                                                                 ============      ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                    Six Months Ended June 30,
                                                                 ------------------------------
                                                                   1998                1997
                                                                   ----                ----
                                                                          (unaudited)
Cash flows from operating activities:
   Net income                                                    $  1,198,000      $  6,136,000
   Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Gain on sale of Pulsarr                                              --        (4,989,000)
      Depreciation and amortization                                   674,000           633,000
      Changes in assets and liabilities:
         Accounts receivable                                       (1,264,000)         (916,000)
         Inventories                                                 (797,000)         (260,000)
         Prepaid expenses and other assets                           (349,000)           33,000
         Accounts payable, short-term borrowings,
            accrued liabilities, customer deposits,
            accrued payroll and warranty reserve                      162,000           547,000
                                                                 ------------      ------------

            Net cash (used in) provided by
            operating activities                                     (376,000)        1,184,000
                                                                 ------------      ------------

Cash (used in) provided by investing activities:
   Proceeds from the sale of Pulsarr                                       --         7,010,000
   Purchases of property and equipment                               (962,000)         (310,000)
                                                                 ------------      ------------

            Net cash (used in) provided by
            investing activities                                     (962,000)        6,700,000
                                                                 ------------      ------------

Cash (used in) provided by financing activities:
   Notes payable to bank and others, net                              291,000        (1,273,000)
   Proceeds from exercise of stock options                              7,000            14,000
                                                                 ------------      ------------

            Net cash (used in) provided by
            financing activities                                      298,000        (1,259,000)
                                                                 ------------      ------------

Net (decrease) increase in cash                                    (1,040,000)        6,625,000

Cash and cash equivalents, beginning of the period                  6,045,000         1,909,000
                                                                 ------------      ------------

Cash and cash equivalents, end of period                         $  5,005,000      $  8,534,000
                                                                 ============      ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Principles of Consolidation

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1997), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1998, and December 31, 1997, the results of operations for the three- and six-month periods ended June 30, 1998 and 1997 and cash flows for the six-month periods ended June 30, 1998 and 1997. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and its respective subsidiary, Pulsarr Holding BV ("Pulsarr") (see Note 6) to its May 6, 1997 disposition date, and Ventek, Inc. ("Ventek"). The Company's current operating subsidiaries are SRC and Ventek.

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

Note 4. Equity Transactions; Reduction in Outstanding Securities; Effect of Remaining Warrants, Options and Convertible Securities; Stock Rights Plan

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

Between March 8, 1997 and July 31, 1998, 188,400 Unit Purchase Options (to acquire 1,696,000 shares of stock) originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants, 300,000 Gerinda warrants, the Company's Class A, B and C Warrants to purchase approximately 11.4 million shares and, 275,000 Class D Warrants expired unexercised.

In August 1997, the Company purchased 1,001,640 shares of its Class A Common Stock, 300,000 Class F Warrants and 340,000 Class H Warrants in a private transaction for $1.9 million.

In September 1997, the Company purchased at par $2.5 million of the $3.4 million outstanding 6.75% Convertible Note.

In June 1998, the Class I Warrant was amended to reduce the number of shares issuable pursuant to the warrant from 1,000,000 to 250,000.

In June and July 1998, 250,000 Class D Warrants expired.


Schedule of Outstanding Stock, Warrants and Potential Dilution: The following table summarizes, as of July 31, 1998, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants or conversion of convertible debt, and proforma proceeds or debt reduction from the exercise or conversion of warrants. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                                Proforma
                                   Number or Principal          Common                          Proceeds
                                   Amount Outstanding         Stock After      Conversion        or Debt
       Security                     at July 31, 1998          Conversion          Price         Reduction
---------------------------------------------------------------------------------------------------------
Outstanding Common Stock:                                     10,719,000
Warrants (expiration date):

   G (2/28/99)                          240,000                  240,000        $   2.00     $    480,000
   I (7/23/01)                          250,000 (A)              250,000            2.25          563,000
   J (9/30/99)                          300,000                  300,000            2.03          609,000
                                                            ------------                     ------------

                                                                 790,000                        1,652,000
                                                            ------------                     ------------
Convertible Debt (due date):
   6.75% Notes (4/16/01)           $    900,000                  423,000            2.13          900,000
   6.75% Ventek Note (7/23/99)     $  2,250,000                1,000,000            2.25        2,250,000
   Ventek Note (7/23/99)           $  1,529,000 (A)            1,800,000                        1,529,000
                                                            ------------                     ------------

                                                               3,223,000                        4,679,000
                                                            ------------                     ------------
Potentially outstanding shares
   and proforma proceeds
   or reduction of debt                                       14,732,000                     $  6,331,000
                                                            ============                     ============

(A) The Company issued the $1,529,000 note and Class I Warrant in connection with the Ventek acquisition (see Note 3). The note is payable, (a) at the Company's option, in cash or by delivery of up to 1,800,000 shares of Class
     A Common Stock on the third anniversary date of the note; or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock
     Market.


The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt will be converted.

On July 31, 1998, AMV had outstanding options to purchase 3,603,000 shares of Class A Common Stock, 3,121,000 of which are under its stock option plans.

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

Note 5.  Earnings Per Share

The computation of earnings per share is presented in the following tables:

                                                           For the Three Months Ended June 30,
                                        ------------------------------------------------------------------------
                                                      1998                                    1997
                                        ---------------------------------       --------------------------------
                                            Income             Shares              Income              Shares
                                        -------------       -------------       -------------      -------------
Calculation of EPS
Income (loss) available to
   common shareholders                  $   1,016,000          10,715,000       $   5,367,000         13,398,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (200,000)                 --         (2,000,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $   1,016,000          10,515,000       $   5,367,000         11,398,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Basic EPS                               $        0.10                           $       0.47
----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --             938,000       $          --            544,000
Note and stock appreciation
   rights agreement                            25,000           1,800,000              25,000          1,800,000
Convertible debt                               63,000           1,424,000             137,000          2,596,000
                                        -------------       -------------       -------------      -------------
Income available to common
   shareholders and assumed
   conversions                          $   1,104,000          14,677,000       $   5,529,000         16,338,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Diluted EPS                             $        0.08                           $       0.34
----------------------------------------------------------------------------------------------------------------

                                                            For the Six Months Ended June 30,
                                        ------------------------------------------------------------------------
                                                      1998                                    1997
                                        ---------------------------------       --------------------------------
                                            Income             Shares              Income              Shares
                                        -------------       -------------       -------------      -------------
Calculation of EPS
Income (loss) available to
   common shareholders                  $   1,198,000          10,714,000       $   6,136,000         13,342,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (200,000)                 --         (2,000,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $   1,198,000          10,514,000       $   6,136,000         11,342,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Basic EPS                               $        0.11                           $       0.54
----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --             938,000       $          --            544,000
Note and stock appreciation
   rights agreement                            50,000           1,800,000              50,000          1,800,000
Convertible debt                              126,000           1,424,000             274,000          2,596,000
                                        -------------       -------------       -------------      -------------
Income available to common
   shareholders and assumed
   conversions                          $   1,374,000          14,676,000       $   6,460,000         16,282,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Diluted EPS                             $        0.09                           $       0.40
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

                                                                          June 30,
                                                                 ---------------------------
                                                                     1998            1997
                                                                 ------------    -----------
Number of shares of common stock exercisable from:
   Options                                                            541,000      1,609,000
   Warrants                                                           375,000     14,155,000
                                                                 ------------    -----------

                                                                      916,000     15,764,000
                                                                 ============    ===========

   Exercise price ranges                                          $2.19-$4.94    $1.56-$5.00

Note 6.  Acquisition and Sale of Pulsarr

On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for cash of $6.5 million and notes payable of $1.3 million. This acquisition was accounted for under the purchase method of accounting.

On May 6, 1997, the Company sold its Pulsarr subsidiary to Barco NV of Belgium for $8.4 million. The sale resulted in net cash proceeds to AMV of approximately $7 million and a reduction of current and long-term debt of approximately $4.6 million. The $5 million gain on the sale was largely a result of previous reduction in the carrying value of AMV's investment in Pulsarr due to the $4.9 million charge for acquired in-process technology the Company recorded in the quarter ended March 31, 1996 in conjunction with this acquisition.

The condensed combined statements of operations, shown below as supplemental information, assume that Pulsarr was sold at the beginning of 1997. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the divestiture occurred as of the beginning of the three- and six-month periods ending June 30, 1997. Condensed combined statements of operations are presented below:

                                    Three Months Ended June 30,        Six Months Ended June 30,
                                 ------------------------------      -----------------------------
                                      1998            1997               1998             1997
                                 --------------   -------------      -------------   -------------
                                    (Actual)       (Proforma)          (Actual)        (Proforma)
Sales                            $    9,087,000   $   7,259,000      $  16,190,000   $  14,386,000
                                 ==============   =============      =============   =============
Gross profit                     $    5,035,000   $   3,822,000      $   8,368,000   $   7,622,000
                                 ==============   =============      =============   =============
Net income                       $    1,016,000   $     411,000      $   1,198,000   $   1,139,000
                                 ==============   =============      =============   =============
Earnings per share:
    Basic                        $         0.10   $        0.04      $       0.11    $        0.10
                                 ==============   =============      ============    =============
    Diluted                      $         0.08   $        0.04      $       0.09    $        0.09
                                 ==============   =============      ============    =============

Note 7.  Inventories

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                     June 30,       December 31,
                                                       1998             1997
                                                   -------------   -------------

Raw materials                                      $   2,229,000   $   1,584,000
Work-in-process                                        1,977,000       1,359,000
Finished goods                                         1,771,000       2,238,000
                                                   -------------   -------------

                                                   $   5,977,000   $   5,181,000
                                                   =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

On March 1, 1996, the Company acquired Pulsarr. In May 1997, the Company sold Pulsarr for $8.4 million (see Note 6 to the Consolidated Financial Statements). The discussion below pertains to the operations of AMV with Pulsarr through its disposition date.

The Company's backlog at June 30, 1998, was $4,991,000 compared to $2,464,000 as of June 30, 1997.

Results of Operations - Comparison between three months ended June 30, 1998 and June 30, 1997

Sales for the three months ended June 30, 1998 ("Q2 1998") were $9,087,000, up 19% when compared to sales for the three months ended June 30, 1997 ("Q2 1997") of $7,607,000. Sales for Q2 1997 included Pulsarr sales of $348,000, whereas sales for Q2 1998 did not include any sales for Pulsarr due to its sale in May 1997. The increase in sales is due to increased demand for SRC products.

Gross profit increased by $1,102,000 to $5,035,000 in Q2 1998 when compared to $3,933,000 of gross profit in Q2 1997. In Q2 1998, gross profit was 55% of sales as compared to 52% in Q2 1997. The increase in gross profits is due principally to a change in product mix and the elimination of lower margin Pulsarr products.

Selling and marketing expense decreased by $34,000 in Q2 1998 from Q2 1997 to $1,396,000 amounting to 15% of sales in Q2 1998. Similar expenses in Q2 1997 were $1,430,000, or 19% of sales. The decrease in selling and marketing expenses as a percentage of sales is due to the spreading of the fixed sales costs over a larger sales base.

Research and development expenses were $1,031,000 and $932,000 in Q2 1998 and Q2 1997, or 11% and 12% of sales, respectively. The increase in research and development expenses is related to new projects, which include developing new lighting, camera and software technologies.

General and administrative expenses increased $437,000 to $1,249,000 in Q2 1998 from $812,000 in Q2 1997. The increase in general and administrative expenses is due principally to costs associated with a project of reevaluating the financial and operational processes and procedures at SRC in preparation for possible future growth of SRC's business.

On May 6, 1997, AMV sold Pulsarr to Barco NV of Belgium for $8.4 million, resulting in a gain of $4,989,000. AMV had purchased Pulsarr on March 1, 1996 for $7.8 million. This gain primarily represents a recovery of the $4,915,000 charge for acquired in-process technology expensed in the quarter ended March 31, 1996.

The decrease in interest expense is due to reduced debt balances.

Net income for Q2 1998 was $1,016,000 as compared to net income of $5,367,000 in Q2 1997. Excluding the gain on the sale of Pulsarr, net income for Q2 1997 was $378,000.

Results of Operations - Comparison between six months ended June 30, 1998 and June 30, 1997

Sales for the six months ended June 30, 1998 ("the 1998 Period") were $16,190,000, down 4% when compared to sales for the six months ended June 30, 1997 ("the 1997 Period") of $16,944,000. The decrease is due to the exclusion of Pulsarr's sales of $2,558,000 and a decrease in Ventek's sales of $1,302,000. These decreases were largely offset by increased sales at SRC of $3,106,000.

Gross profit decreased by 2% to $8,368,000 in the 1998 Period when compared to $8,540,000 of gross profit in the 1997 Period. In 1998, gross profit was 52% of sales as compared to 50% in 1997. The increase in gross profit as a percentage of sales is due to a change in product mix to higher margin products at SRC and the elimination of lower margin Pulsarr products.

Selling and marketing expense decreased 13% in the 1998 Period from the 1997 Period to $2,333,000 amounting to 14% of sales in 1998. Similar expenses in the 1997 Period were $2,683,000, or 16% of sales. The decrease in selling and marketing expenses as a percent of sales is the result of spreading the fixed sales costs at SRC over a larger sales base.

Research and development expenses were $2,181,000 and $1,951,000 in the 1998 Period and the 1997 Period, or 14% and 12% of sales, respectively. The increase in research and development expense in 1998 is related to new projects, which include developing new lighting, camera and software technologies.

General and administrative expenses increased $181,000 to $2,025,000 in the 1998 Period from $1,844,000 in the 1997 Period. The increase in general and administrative expenses is due principally to costs associated with a project of reevaluating the financial and operational processes and procedures at SRC in preparation for possible future growth of SRC's business.

On May 6, 1997, AMV sold Pulsarr to Barco NV of Belgium for $8.4 million, resulting in a gain of $4,989,000. AMV had purchased Pulsarr on March 1, 1996 for $7.8 million. This gain primarily represents a recovery of the $4,915,000 charge for acquired in-process technology expensed in the quarter ended March 31, 1996.

The decrease in interest expense is due to reduced debt balances.

Net income for 1998 was $1,198,000 as compared to a net income of $6,136,000 in 1997. Excluding the gain on the sale of Pulsarr, net income for the 1997 Period was $1,147,000.

Liquidity and Capital Resources

The Company's cash balance and working capital were $5,005,000 and $10,024,000, respectively, at June 30, 1998 as compared to $6,045,000 and $9,133,000, respectively, at December 31, 1997. The Company's long-term debt and equity balances at June 30, 1998 and December 31, 1997 were similar.

During the 1998 Period, net cash used in operating activities totaled $376,000 compared to cash provided by operating activities of $1,184,000 in the 1997 Period. Larger increases in receivables, inventories and other assets in the 1998 Period as compared to the 1997 Period caused the change in cash used in operations in the 1998 Period as compared to cash generated in the 1997 Period.

Cash used in investment activities totaled $962,000 in 1998 compared to cash provided by investment activities of $6,700,000 in 1997. The Company purchased
3.4 acres of land adjacent to its Medford, Oregon facility for approximately $460,000 during the 1998 Period. The 1997 Period includes approximately $7 million provided from the sale of Pulsarr. The Company has no material commitments for capital expenditures at June 30, 1998.

Cash provided by financing activities totaled $298,000 in 1998 as compared to cash used in financing activities of $1,259,000 in 1997. In April 1998, the Company refinanced its existing $2,680,000 mortgage due 2003 with a new $3,000,000 mortgage due 2008. The mortgage interest rate was lowered from 9.75% to 8.3%. Additionally, the Company obtained a $2,000,000 revolving line of credit that will expire on April 30, 1999. The 1997 Period includes the final payment of $1,265,000 related to the payoff of a convertible subordinated secured note.

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

The Company cautions that the following list of important factors may not be all inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on the Company's ability to achieve its operating results and growth plan goals and/or affect the market price of the Company's stock are:

     * The Company's history of losses and negative cash flow.
     * Fluctuations in quarterly operating results and seasonality in certain of of the Company's markets.
     * Rapid technological change in the Company's markets and the need for new product development.
     * Market acceptance of the Company's new products.
     * AMV's dependence on certain markets and the need to expand into new markets.
     * The lengthy sales cycle for the Company's products.
     * The Company's highly competitive marketplace.
     * The dependence on certain suppliers.
     * The risks associated with dependence upon significant customers and reliance on certain distributors.
     * The risks associated with international sales.
     * The uncertain ability to manage growth and integrate acquired businesses.
     * Risks associated with acquisitions and other relationships.
     * Dependence upon key personnel.
     * The Company's ability to protect its intellectual property.
     * The possibility of product liability or other legal claims.
     * Exposure to possible warranty and litigation claims.
     * The possible need for additional financing.
     * The impact of the 1998 Shareholder Rights Plan.
     * The inability of the Company or its suppliers or customers to remedy potential problems with information systems related to the arrival of the year 2000.

These risk factors are discussed in further detail below.

History of Losses; Negative Cash Flow: Prior to 1995 and in 1996, the Company experienced losses and negative operating cash flow. The Company believes it may operate at a negative cash flow for certain periods in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) irregular bookings by customers due to seasonality in some markets and the relatively high per-unit cost of the Company's products which may cause fluctuations in quarterly or yearly revenues, (iv) cash required for the repayment of debt, especially $3.25 million due in July 1999, and (v) possible cash needed to fully integrate SRC's and Ventek's operations. If the Company is unable to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995, 1997 and the first half of 1998, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant loss for the 1996 year.

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

Uncertain Ability to Manage Growth and Integrate Acquired Businesses: As part of its business strategy, the Company intends to pursue rapid growth. In March and July 1996, the Company acquired Pulsarr and Ventek. Pulsarr was subsequently sold in May 1997. A growth strategy involving the integration of new entities, such as Ventek, will require the establishment of a sales representative and distribution relationships, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for its successful integration of Ventek or other acquired entities or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

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

(a)  Exhibits

Exhibit
Number     Description
-------    -----------

  3.1      Restated Articles of Incorporation of the Company as amended to date.
           (8)

  3.2      Restated and Amended By-Laws of the Company. (2)

  4.1      Form of Class D Warrant Agreement. (1)

  4.2      Form of Class G Warrant Agreement. (3)

  4.3      Form of Class H Warrant Agreement. (7)

  4.4      Form of Class I Warrant Agreement. (5)

  4.5      Form of Laidlaw Warrant Agreement. (5)

  4.6      Form of stock option agreement. (4)

  4.7      Form of 1997 Restricted Stock Plan and restricted stock agreement.
           (6)

  4.8 Rights Agreement dated February 27, 1998 between the Company and American Stock Transfer and Trust Company. (12)

  4.9      Amendment to Class I Warrant Agreement. (14)

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

  10.22 $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to Ventek. (14)

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

  (14) Filed with the SEC on June 15, 1998 as an exhibit to the Company's Form 8-K dated June 5, 1998.

(b)  Reports on Form 8-K:

           On February 27, 1998, a Form 8-K was filed regarding the implementation of a stock rights program and employment contracts.

           On June 15, 1998, a Form 8-K was filed regarding a $250,000 loan to a director and reduction in the number of shares of common stock issuable upon exercise of the Class I Warrant.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



        August 4, 1998                           /s/  Alan R. Steel
-------------------------------                  -------------------------------
                                                         Alan R. Steel
                                                    Vice President, Finance
                                                 (Principal Financial and duly
                                                      Authorized Officer)