Form 10-Q
period 1998-09-30
ADVANCED MACHINE VISION CORP
filed 1998-10-30
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998


                           Commission File No. 0-20097


                       ADVANCED MACHINE VISION CORPORATION


                            A California Corporation
                   IRS Employer Identification No. 33-0256103
                             3709 Citation Way #102
                                Medford, OR 97504
                             Telephone: 541-776-7700




Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                                Yes |X|   No |_|

On September 30, 1998, registrant had 10,655,218 shares of Class A Common Stock, and 64,335 shares of Class B Common Stock, all no par value, issued and outstanding.


                            Exhibit Index at Page 18

                                      INDEX


                                                                 Page Number
                                                                 -----------
PART I.      FINANCIAL INFORMATION

Item 1.      Financial Statements

             Consolidated Balance Sheets...............................1
             Consolidated Statements of Operations - Three Months......2
             Consolidated Statements of Operations - Nine Months.......3
             Consolidated Statements of Cash Flows.....................4

             Notes to Unaudited Consolidated Financial Statements......5

Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations...................10


PART II.     OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K.........................18

             Signature................................................21

                          PART I. FINANCIAL INFORMATION
                          =============================

Item 1.  Financial Statements
--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                September 30,       December 31,
                                                                    1998               1997
                                                                 (unaudited)         (audited)
                                                                -------------       ------------
                                     ASSETS
                                     ------
Current assets:
     Cash and cash equivalents                                 $   4,285,000      $   6,045,000
     Accounts receivable - net                                     3,550,000          2,711,000
     Inventories                                                   6,563,000          5,181,000
     Prepaid expenses                                                140,000            138,000
                                                               -------------      -------------

              Total current assets                                14,538,000         14,075,000
Property, plant and equipment - net                                5,335,000          4,775,000
Intangible assets - net                                            5,014,000          5,535,000
Other assets                                                       1,185,000            850,000
                                                               -------------      -------------

                                                               $  26,072,000      $  25,235,000
                                                               =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Current liabilities:
     Accounts payable                                          $     948,000      $   1,436,000
     Accrued liabilities                                           1,006,000          1,146,000
     Customer deposits                                               535,000          1,073,000
     Accrued payroll                                               1,205,000            783,000
     Warranty reserve                                                447,000            477,000
     Current portion of notes payable                              3,288,000             27,000
                                                               -------------      -------------

              Total current liabilities                            7,429,000          4,942,000
                                                               -------------      -------------
Notes payable, less current portion                                5,374,000          8,342,000
                                                               -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Common stock:
         Class A and B--10,720,000 and 10,679,000 shares
           issued and outstanding at September 30, 1998
           and December 31, 1997, respectively                    24,330,000         24,285,000
     Common stock warrants                                           110,000          2,197,000
     Additional paid in capital                                    4,910,000          2,823,000
     Accumulated deficit                                         (16,081,000)       (17,354,000)
                                                               -------------      -------------

              Total shareholders' equity                          13,269,000         11,951,000
                                                               -------------      -------------

                                                               $  26,072,000      $  25,235,000
                                                               =============      =============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Three Months
--------------------------------------------------------------------------------

                                                               Three Months Ended September 30,
                                                               --------------------------------
                                                                   1998              1997
                                                                   ----              ----
                                                                         (unaudited)
Net sales                                                      $  5,546,000     $  5,861,000
Cost of sales                                                     2,667,000        2,832,000
                                                               ------------     ------------

Gross profit                                                      2,879,000        3,029,000
                                                               ------------     ------------

Operating expenses:
     Selling and marketing                                          644,000        1,089,000
     Research and development                                     1,116,000        1,029,000
     General and administrative                                     767,000          581,000
     Amortization of intangible assets                              174,000          174,000
                                                               ------------     ------------

                                                                  2,701,000        2,873,000

Income from operations before other income and expense              178,000          156,000

Other income and expense:
     Investment and other income                                     72,000          106,000
     Interest expense                                              (172,000)        (428,000)
                                                               ------------     ------------

Income before income taxes                                           78,000         (166,000)

Provision for income taxes                                            3,000           (6,000)
                                                               ------------     ------------

Net income                                                     $     75,000     $   (160,000)
                                                               ============     ============

Earnings per share (Note 5):
     Basic                                                     $      0.01      $      (0.01)
                                                               ===========      ============
     Diluted                                                   $      0.01      $      (0.01)
                                                               ===========      ============

Average shares outstanding - assuming dilution                   11,234,000       10,865,000
                                                               ============     ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Nine Months
--------------------------------------------------------------------------------

                                                              Nine Months Ended September 30,
                                                                 1998                1997
                                                                 ----                ----
                                                                        (unaudited)


Net sales                                                     $ 21,736,000     $ 22,805,000
Cost of sales                                                   10,489,000       11,236,000
                                                              ------------     ------------

Gross profit                                                    11,247,000       11,569,000
                                                              ------------     ------------

Operating expenses:
     Selling and marketing                                       2,977,000        3,772,000
     Research and development                                    3,297,000        2,980,000
     General and administrative                                  2,792,000        2,425,000
     Amortization of intangible assets                             521,000          555,000
                                                              ------------     ------------

                                                                 9,587,000        9,732,000

Income from operations before other income and expense           1,660,000        1,837,000

Other income and expense:
     Gain on sale of Pulsarr                                            --        4,989,000
     Investment and other income                                   183,000          275,000
     Interest expense                                             (517,000)      (1,084,000)
                                                              ------------     ------------

Income before income taxes                                       1,326,000        6,017,000

Provision for income taxes                                          53,000           41,000
                                                              ------------     ------------

Net income                                                    $  1,273,000     $  5,976,000
                                                              ============     ============

Earnings per share (Note 5)
     Basic                                                    $      0.12      $       0.53
                                                              ===========      ============
     Diluted                                                  $      0.10      $       0.41
                                                              ===========      ============

Average shares outstanding--assuming dilution                   13,182,000       15,377,000
                                                              ============     ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                Nine Months Ended September 30,
                                                                                -------------------------------
                                                                                    1998              1997
                                                                                    ----              ----
                                                                                          (unaudited)
Cash flows from operating activities:
     Net income                                                                 $  1,273,000     $  5,976,000
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Gain on sale of Pulsarr                                                          --       (4,989,000)
         Charge for deferred debt issue costs                                             --          233,000
         Depreciation and amortization                                             1,051,000          963,000
         Changes in assets and liabilities:
              Accounts receivable                                                   (840,000)        (527,000)
              Inventories                                                         (1,383,000)        (657,000)
              Prepaid expenses and other assets                                     (334,000)        (111,000)
              Accounts payable, short-term borrowings, accrued liabilities,
                  customer deposits, accrued payroll and warranty reserve           (729,000)       2,034,000
                                                                                ------------     ------------

                  Net cash (used in) provided by operating activities               (962,000)       2,922,000
                                                                                ------------     ------------

Cash (used in) provided by investing activities:
     Proceeds from the sale of Pulsarr                                                    --        7,010,000
     Purchases of property and equipment                                          (1,088,000)        (533,000)
                                                                                ------------     ------------

                  Net cash (used in) provided by investing activities             (1,088,000)       6,477,000
                                                                                ------------     ------------

Cash provided by (used in) financing activities:
     Notes payable to bank and others, net                                           282,000       (3,779,000)
     Repurchase of common stock and warrants                                              --       (1,962,000)
     Proceeds from exercise of stock options                                           8,000           14,000
                                                                                ------------     ------------

                  Net cash provided by (used in) financing activities                290,000       (5,727,000)
                                                                                ------------     ------------

Net (decrease) increase in cash                                                   (1,760,000)       3,672,000

Cash and cash equivalents, beginning of the period                                 6,045,000        1,909,000
                                                                                ------------     ------------

Cash and cash equivalents, end of period                                        $  4,285,000     $  5,581,000
                                                                                ============     ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================


Note 1.  Principles of Consolidation
------------------------------------

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1997), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1998, and December 31, 1997, the results of operations for the three- and nine-month periods ended September 30, 1998 and 1997 and cash flows for the nine-month periods ended September 30, 1998 and 1997. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and its respective subsidiary, Pulsarr Holding BV ("Pulsarr") (see Note 6) to its May 6, 1997 disposition date, and Ventek, Inc. ("Ventek"). The Company's current operating subsidiaries are SRC and Ventek.

Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1997 annual report on Form 10-K.

Note 2.  Nature of Operations
-----------------------------

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

Note 3.  Financing
------------------

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

Note 4. Equity Transactions; Reduction in Outstanding Securities; Effect of Remaining Warrants, Options and Convertible Securities; Stock Rights Plan
-----------------------------------------------------------------------------

In October 1998, the Company sold 119,106 shares of Series B Preferred Stock to FMC Corporation ("FMC") for $2,620,000. The preferred stock is convertible into 1,191,000 shares of Class A Common Stock, which, if converted, represents a 10% ownership position based on the number of common shares outstanding on the transaction date. Each share of preferred stock is allowed ten votes in matters placed before the common stockholders except in the election of directors, in which case FMC has the right to elect one director. The preferred stock pays no dividends. The preferred stock has a $22 per share liquidation preference. FMC also has a five-year option to purchase a number of shares of common stock equal to 15% of the shares outstanding on the exercise date at a price equal to the greater of the then-current market value of the AMV common stock or $2.20 per share.

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

Between March 8, 1997 and July 31, 1998, 188,400 Unit Purchase Options (to acquire 1,696,000 shares of stock) originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants, 300,000 Gerinda warrants, the Company's Class A, B and C Warrants to purchase approximately 11.4 million shares and 275,000 Class D Warrants expired unexercised.

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

Schedule of Outstanding Stock, Warrants and Potential Dilution: The following table summarizes, as of October 15, 1998, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants or conversion of convertible debt, and proforma proceeds or debt reduction from the exercise or conversion. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                                      Proforma
                                   Number or Principal                Common                          Proceeds
                                   Amount Outstanding               Stock After      Conversion        or Debt
          Security                 at October 15, 1998              Conversion          Price         Reduction
----------------------------------------------------------------------------------------------------------------
Outstanding Common Stock                                            10,720,000
Warrants (expiration date):
    G (2/28/99)                            240,000                     240,000         $   2.00     $    480,000
    I (7/23/01)                            250,000 (A)                 250,000             2.25          563,000
    J (9/30/99)                            300,000                     300,000             2.03          609,000
                                                                  ------------                      ------------

                                                                       790,000                         1,652,000
                                                                  ------------                      ------------
Convertible Debt (due date):
    6.75% Notes (4/16/01)             $    900,000                     423,000             2.13          900,000
    6.75% Ventek Note (7/23/99)       $  2,250,000                   1,000,000             2.25        2,250,000
    Ventek Note (7/23/99)             $  1,529,000 (A)               1,800,000                         1,529,000
                                                                  ------------                      ------------

                                                                     3,223,000                         4,679,000
                                                                  ------------                      ------------

Convertible Preferred Stock                119,100                   1,191,000
                                                                  ------------

Potentially outstanding shares
    and proforma proceeds
    or reduction of debt                                            15,924,000                      $  6,331,000
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

The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt or preferred stock will be converted.

In addition to the FMC option described above, on September 30, 1998, AMV had outstanding options to purchase 3,720,000 shares of Class A Common Stock, 3,089,000 of which are under its stock option plans.

The existence of these outstanding warrants, options, and convertible debt and preferred stock, including options that may be granted under AMV's Stock Option Plans or otherwise, could adversely affect AMV's ability to obtain future financing. The price which AMV may receive for the Class A Common Stock issued upon exercise of options and warrants, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of Class A Common Stock at the time such options and warrants are exercised or debt is converted. For the life of the warrants, options, convertible debt and preferred stock, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of their Class A Common Stock without assuming the risk of ownership. Moreover, the holders of the options and warrants might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

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

Note 5.  Earnings Per Share
---------------------------

The computation of earnings per share is presented in the following tables:

                                                        For the Three Months Ended September 30,
                                        -------------------------------------------------------------------------
                                                      1998                                    1997
                                        ---------------------------------       ---------------------------------
                                            Income             Shares              Income              Shares
                                        -------------       -------------       -------------      --------------
Calculation of EPS
Income (loss) available to
   common shareholders                  $      75,000          10,720,000       $    (160,000)        11,065,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (200,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $      75,000          10,520,000       $    (160,000)        10,865,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Basic EPS                               $        0.01                           $      (0.01)
----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options                           $          --             714,000       $          --                 --
                                        -------------       -------------       -------------      -------------
Income available to common
   shareholders and assumed
   conversions                          $      75,000          11,234,000       $    (160,000)        10,865,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Diluted EPS                             $        0.01                           $      (0.01)
----------------------------------------------------------------------------------------------------------------


                                                         For the Nine Months Ended September 30,
                                        ------------------------------------------------------------------------
                                                      1998                                    1997
                                        ---------------------------------       --------------------------------
                                            Income             Shares              Income              Shares
                                        -------------       -------------       -------------      -------------
Calculation of EPS
Income (loss) available to
   common shareholders                  $   1,273,000          10,716,000       $   5,976,000         11,382,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (200,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $   1,273,000          10,516,000       $   5,976,000         11,182,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Basic EPS                               $        0.12                           $       0.53
----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --             866,000       $          --            973,000
Note and stock appreciation
   rights agreement                            75,000           1,800,000              75,000          1,800,000
Convertible debt                                   --                  --             189,000          1,422,000
                                        -------------       -------------       -------------      -------------
Income available to common
   shareholders and assumed
   conversions                          $   1,348,000          13,182,000       $   6,240,000         15,377,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Diluted EPS                             $        0.10                           $       0.41
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

                                                           September 30,
                                                   -----------------------------
                                                       1998             1997
                                                   -------------   -------------
Number of shares of common stock
   exercisable from:
      Options                                          1,279,500         820,000
      Warrants                                           790,000      13,212,000
                                                   -------------   -------------

                                                       2,069,500      14,032,000
                                                   =============   =============

   Exercise price ranges                           $1.88 - $4.63   $2.03 - $4.94

Note 6.  Acquisition and Sale of Pulsarr
----------------------------------------

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

The condensed combined statements of operations, shown below as supplemental information, assume that Pulsarr was sold at the beginning of 1997. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the divestiture occurred as of the beginning of the nine-month period ending September 30, 1997. Condensed combined statements of operations are presented below:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                      1998             1997
                                                    (Actual)        (Proforma)
                                                 -------------   -------------

     Sales                                       $  21,736,000   $  20,247,000
                                                 =============   =============
     Gross profit                                $  11,247,000   $  10,651,000
                                                 =============   =============
     Net income                                  $   1,273,000   $     975,000
                                                 =============   =============
     Earnings per share:
         Basic                                   $        0.12   $        0.09
                                                 =============   =============
         Diluted                                 $        0.10   $        0.08
                                                 =============   =============

Note 7.  Inventories
--------------------

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                    Sept. 30,        Dec. 31,
                                                      1998             1997
                                                 -------------   -------------

     Raw materials                               $   2,250,000   $   1,584,000
     Work-in-process                                 1,187,000       1,359,000
     Finished goods                                  3,126,000       2,238,000
                                                 -------------   -------------

                                                 $   6,563,000   $   5,181,000
                                                 =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

On March 1, 1996, the Company acquired Pulsarr. In May 1997, the Company sold Pulsarr for $8.4 million (see Note 6 to the Consolidated Financial Statements). The discussion below pertains to the operations of AMV with Pulsarr through its disposition date.

The Company's backlog at September 30, 1998, was $2,934,000 compared to $7,635,000 as of September 30, 1997.

Results of Operations - Comparison between three months ended September 30, 1998 and September 30, 1997:
-----------------------
Sales for the three months ended September 30, 1998 ("Q3 1998") were $5,546,000, down 5% when compared to sales for the three months ended September 30, 1997 ("Q3 1997") of $5,861,000. The decrease in sales is due to lower sales at SRC partially offset by higher sales at Ventek.

Gross profit decreased by $150,000 to $2,879,000 in Q3 1998 when compared to $3,029,000 of gross profit in Q3 1997. The decrease in gross profit is due to the decrease in sales. Gross profit as a percentage of sales was 52% in both periods.

Selling and marketing expense decreased by $445,000 in Q3 1998 from Q3 1997 to $644,000 amounting to 12% of sales in Q3 1998. Similar expenses in Q3 1997 were $1,089,000, or 19% of sales. The decrease in selling and marketing expenses as a percentage of sales is due to lower external commissions and reduced demonstration equipment expenses.

Research and development expenses were $1,116,000 and $1,029,000 in Q3 1998 and Q3 1997, or 20% and 18% of sales, respectively. The increase in research and development expenses is related to new projects, which include developing new lighting, camera and software technologies.

General and administrative expenses increased $186,000 to $767,000 in Q3 1998 from $581,000 in Q3 1997. The increase in general and administrative expenses is due principally to costs associated with a project of reevaluating the financial and operational processes and procedures at SRC in preparation for possible future growth of SRC's business.

Interest expense in Q3 1997 included a charge for deferred debt issuance costs of $233,000 as the result of the early repayment of $2,500,000 of convertible notes payable. The remaining decrease in interest expense is due to reduced debt balances outstanding.

Net income for Q3 1998 was $75,000 as compared to a net loss of $160,000 in Q3 1997. Excluding the charge for deferred debt issue costs, net income for Q3 1997 was $73,000.

Results of Operations - Comparison between nine months ended September 30, 1998 and September 30, 1997:
-----------------------
Sales for the nine months ended September 30, 1998 ("the 1998 Period") were $21,736,000, down 5% when compared to sales for the nine months ended September 30, 1997 ("the 1997 Period") of $22,805,000. The decrease is due to the sale of Pulsarr, which generated revenues of $2,558,000 in 1997 and a decrease in sales at Ventek of $1,104,000. These decreases were largely off by increased sales at SRC of $2,593,000.

Gross profit decreased by 3% to $11,247,000 in the 1998 Period when compared to $11,569,000 of gross profit in the 1997 Period. In 1998, gross profit was 52% of sales as compared to 51% in 1997. The increase in gross profit as a percentage of sales is due to a change in product mix to higher margin products at SRC and the elimination of lower margin Pulsarr products. These increases were partially offset by a lower sales volume of higher-margin Ventek products.

Selling and marketing expense decreased 21% in the 1998 Period from the 1997 Period to $2,977,000 amounting to 14% of sales in 1998. Similar expenses in the 1997 Period were $3,772,000, or 17% of sales. The decrease in selling and marketing expenses as a percent of sales is the result of lower external commissions, reduced spending on advertising and marketing and the spreading the fixed sales costs at SRC over a larger sales base.

Research and development expenses were $3,297,000 and $2,980,000 in the 1998 Period and the 1997 Period, or 15% and 13% of sales, respectively. The increase in research and development expense in 1998 is related to new projects, which include developing new lighting, camera and software technologies.

General and administrative expenses increased $367,000 to $2,792,000 in the 1998 Period from $2,425,000 in the 1997 Period. The increase in general and administrative expenses is due principally to costs associated with a project of reevaluating the financial and operational processes and procedures at SRC in preparation for possible future growth of SRC's business.

On May 6, 1997, AMV sold Pulsarr to Barco NV of Belgium for $8.4 million, resulting in a gain of $4,989,000. AMV had purchased Pulsarr on March 1, 1996 for $7.8 million. This gain primarily represents a recovery of the $4,915,000 charge for acquired in-process technology expensed in the quarter ended March 31, 1996.

Interest expense in 1997 included a charge for deferred debt issuance costs of $233,000 as a result of the early repayment of $2,500,000 of convertible notes payable. The remaining decrease in interest expense is due to lower debt balances outstanding.

Net income for 1998 was $1,273,000 as compared to a net income of $5,976,000 in 1997. Excluding the gain on the sale of Pulsarr and the charge for deferred debt issuance costs, net income for the 1997 Period was $1,220,000.

Liquidity and Capital Resources
-------------------------------
The Company's cash balance and working capital were $4,285,000 and $7,109,000, respectively, at September 30, 1998 as compared to $6,045,000 and $9,133,000, respectively, at December 31, 1997. The Company's long-term debt decreased by approximately $3 million primarily as a result of the current classification of debt relating to the Ventek acquisition which is due in July 1999. Equity balances at September 30, 1998 and December 31, 1997 were similar.

During the 1998 Period, net cash used in operating activities totaled $962,000 compared to cash provided by operating activities of $2,922,000 in the 1997 Period. Larger increases in receivables, inventories and other assets as well as a large reduction of accounts payable, accrued liabilities and customer deposits in the 1998 Period as compared to the 1997 Period caused the change in cash used in operations in the 1998 Period as compared to cash generated in the 1997 Period.

Cash used in investment activities totaled $1,088,000 in 1998 compared to cash provided by investment activities of $6,477,000 in 1997. The Company purchased
3.4 acres of land adjacent to its Medford, Oregon facility for approximately $460,000 during the 1998 Period. The 1997 Period includes approximately $7 million provided from the sale of Pulsarr. The Company has no material commitments for capital expenditures at September 30, 1998.

Cash provided by financing activities totaled $290,000 in 1998 as compared to cash used in financing activities of $5,727,000 in 1997. In April 1998, the Company refinanced its existing $2,680,000 mortgage due 2003 with a new $3,000,000 mortgage due 2008. The mortgage interest rate was lowered from 9.75% to 8.3%. Additionally, the Company obtained a $2,000,000 revolving line of credit that will expire on April 30, 1999. The 1997 Period includes the purchase of 1,001,640 shares of Class A Common Stock and 640,000 warrants to purchase Class A Common Stock for $1,962,000, the early repayment of $2,500,000 of its $3,400,000 Convertible Note dated April 1996, and the final payment of $1,265,000 related to the payoff of a Convertible Note dated April 1995.

In October 1998, the Company received $2,620,000 from FMC Corporation for 119,106 shares of newly issued Series B Preferred Stock (see Note 4 to Consolidated Financial Statements).

Management believes that the Company has sufficient cash to enable the Company to sustain its operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months.

Cautionary Statements and Risk Factors
--------------------------------------
The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term objectives or expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission and in its reports to stockholders.

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

History of Losses;  Negative Cash Flow:
---------------------------------------
Prior to 1995 and in 1996, the Company experienced losses and negative operating cash flow. The Company believes it may operate at a negative cash flow for certain periods in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) irregular bookings by customers due to seasonality or economic downturns in some markets and the relatively high per-unit cost of the Company's products which may cause fluctuations in quarterly or yearly revenues, (iv) cash required for the repayment of debt, especially $3.25 million due in July 1999, and (v) possible cash needed to fully integrate SRC's and Ventek's operations. If the Company is unable to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995, 1997 and the first nine months of 1998, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant loss for the 1996 year.

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

The Company's operating results may also be affected by certain seasonal trends. For example, the Company may experience lower sales and order levels in the first quarter when compared with the preceding fourth quarter due to the seasonality of certain harvested food items and the timing of annual or semi-annual customer plant shut-downs during which systems are installed. The Company expects these patterns to continue.

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

Competition:
------------
The markets for the Company's products are highly competitive. A major competitor of the Company introduced several years ago a new optical sorter product which has increased the competition that the Company faces. In the case of Ventek, the wood industry continues to develop alternative products to plywood (e.g., oriented strand board) which do not require vision systems for quality control. Some of the Company's competitors, including Pulsarr, which was sold in May 1997 to a company significantly larger than AMV, may have substantially greater financial, technical, marketing and other resources than the Company. Important competitive factors in the Company's markets include price, performance, reliability, customer support and service. Although the Company believes that it currently competes effectively with respect to these factors, the Company may not be able to continue to compete effectively in the future.

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

Dependence Upon Significant Customers and Distribution Channel:
---------------------------------------------------------------
The Company sold equipment to an unaffiliated customer totaling 14% of sales in 1997 and to two unaffiliated customers totaling 13% and 12% of sales in 1996. Sales to another two unaffiliated customers totaled 19% and 16% of sales in 1995. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. In the emerging pulp wood industry, the Company utilizes a single exclusive distributor for its products in North America. In 1998, the Company entered an agreement with FMC Corporation to be its exclusive or nonexclusive sales representative in much of the United States and in many areas in the rest of the world. While the Company strives to create long-term relationships with its customers, distributors and representatives, there can be no assurance that they will continue ordering or selling additional systems. The Company may continue to be dependent on a small number of customers, distributors and representatives, the loss of which would adversely affect the Company's business.

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

Risks Associated With Acquisitions:
-----------------------------------
The Company may pursue strategic acquisitions or joint ventures in addition to the acquisitions of Pulsarr (subsequently divested in May 1997) and Ventek as part of its growth strategy. While the Company presently has no understandings, commitments or agreements with respect to any further acquisition, the Company anticipates that one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. For these reasons, any acquisition or joint venture by the Company may have an adverse effect on the Company's results of operations or may result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. Any future acquisitions or joint ventures may materially and adversely affect the Company.

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

Possible Need for Additional Financing:
---------------------------------------
The Company may seek additional financing; however, the Company may not be able to obtain any additional financing on terms satisfactory to the Company, if at all. Potential increases in the number of outstanding shares of the Company's Class A Common Stock due to convertible debt and preferred stock, warrants and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 1999, may limit the Company's ability to negotiate additional debt or equity financing.

Shareholder Rights Plan:
------------------------
In February 1998, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to AMV's Class A Common Stock and will also become attached to shares issued in the futre. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Class A Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

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

In October 1998, FMC acquired 119,106 shares of the Company's Series B Preferred Stock, which, if converted into common stock in accordance with its terms, represents a 10% ownership position in the Company. FMC also received a five-year option to acquire 15% of the Company's outstanding common stock on the date of exercise. While FMC's resulting beneficial ownership exceeds 20%, the transaction was not a triggering event as defined in the Stock Rights Plan since the acquisition of shares was directly from the Company. As stated in a Schedule 13D filed with the Securities and Exchange Commission on October 22, 1998, FMC's purpose was to invest in the Company and its technology. FMC currently intends to review its investment position in the Company periodically and, depending on such review and factors including market conditions and share prices, the Company's business prospects, technology, future developments and applicable legal requirements, FMC may seek to acquire additional securities of the Company from time to time in the open market or in negotiated transactions. Such possible additional acquisitions may result in triggering events.

While the Company is not aware of any other circumstance that might result in the acquisition of a sufficient number of shares of the Company's common stock to trigger distribution of the Rights, existence of the Rights could discourage offers for the Company's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

Year 2000 Issues:
-----------------
AMV has established a company-wide initiative to examine the implications of the Year 2000 on the Company's computing systems and related technologies, and to assess the potential need for changes. The Company has identified areas of potential business impact, and appropriate modifications to its computing systems are underway. Management believes this will be accomplished in a timely manner. The Company is also communicating with suppliers and customers to coordinate Year 2000 conversion. Management does not currently believe that the costs related to the Company's compliance with the Year 2000 issue will have a material adverse effect on the Company's financial position, results of operations or cash flows. However, in the event that the Company or any of the Company's significant suppliers or customers experience disruptions due to the Year 2000 issue, the Company's operations could be adversely affected.

                           PART II. OTHER INFORMATION
                           ==========================

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits
-------------

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

     4.4      Form of Class I Warrant Agreement. (5)

     4.5      Form of Laidlaw Warrant Agreement. (5)

     4.6      Form of stock option agreement. (4)

     4.7      Form of 1997 Restricted Stock Plan and restricted stock agreement.
              (6)

     4.8      Form of amendments to restricted stock agreements.

     4.9 Rights Agreement dated February 27, 1998 between the Company and American Stock Transfer and Trust Company. (12)

     4.10     Amendment to Class I Warrant Agreement. (14)

     4.11 Form of Certificate of Determination for Series A Junior Participating Preferred Stock. (15)

     4.12     Form of Certificate of Determination for Series B Preferred Stock.
              (17)

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

    10.18     Settlement Agreement dated August 12, 1997. (10)

    10.19     1997 Nonqualified Stock Option Plan and form of option agreement.
              (10)

    10.20 Business Loan Agreement dated April 30, 1998 between AMV and Bank of America NT&SA, together with related documents. (16)

    10.21 Promissory Note dated April 24, 1998 to Bank of America NT&SA, together with related documents. (16)

    10.22 $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to Ventek. (14)

    10.23 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (17)

    10.24 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (17)

    27        Financial Data Schedule.

------------------

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

    (14) Filed with the SEC on June 15, 1998 as an exhibit to the Company's Form 8-K dated June 5, 1998.

    (15) Filed with the SEC on February 27, 1998 as an exhibit to the Company's Form 8-A dated February 27, 1998.

    (16) Filed with the SEC on August 4, 1998 as an exhibit to the Company's Form 10-Q dated August 4, 1998.

    (17) Filed with the SEC on October 19, 1998 as an exhibit to the Company's Form 8-K dated October 14, 1998.

(b)  Reports on Form 8-K:
-------------------------

     On February 27, 1998, a Form 8-K was filed regarding the implementation of a stock rights program and employment contracts.

     On June 15, 1998, a Form 8-K was filed regarding a $250,000 loan to a director and reduction in the number of shares of common stock issuable upon exercise of the Class I Warrant.

     On September 14, 1998, a Form 8-K was filed regarding a non-binding letter of intent between the Company and FMC Corporation ("FMC") whereby FMC may acquire 119,106 shares of the Company's Series B Preferred Stock for $2.6 million.

     On October 19, 1998, a Form 8-K was filed regarding the completion of FMC's purchase of 119,106 shares of the Company's Series B Preferred Stock.


                                    SIGNATURE
                                    =========

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     October 30, 1998                            /s/  Alan R. Steel
-------------------------------                  -------------------------------
                                                          Alan R. Steel
                                                     Vice President, Finance
                                                 (Principal Financial and duly
                                                       Authorized Officer)