Form 10-K
period 1998-12-31
ADVANCED MACHINE VISION CORP
filed 1999-03-15
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                     --------------------------------------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

                           Commission File No. 0-20097

                       Advanced Machine Vision Corporation
             (Exact name of registrant as specified in its charter)

               California                               33-0256103
     (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                Identification No.)

         3709 Citation Way #102
            Medford, Oregon                                97504
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code: (541) 776-7700


Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to Section 12(g) of the Act:
                                              Class A Common Stock, no par value
                                              Preferred Share Purchase Rights

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 10, 1999, was approximately $10,727000. (All officers and directors of the registrant are considered affiliates; Class B Common Stock is assumed to be equal in value to Class A Common Stock.)

On March 10, 1999, the registrant had 12,813,551 shares of Class A Common Stock and 56,002 shares of Class B Common Stock, all no par value, issued and outstanding.


                          See Page 22 for Exhibit Index

                                     Part I
                                     ======


Item 1. Business
================================================================================

History
=======

From inception in 1987 until early 1990, Advanced Machine Vision Corporation's ("AMV" or the "Company") predecessor company, Applied Laser Systems ("ALS"), was principally engaged in research and development and organizational activities and its revenues were insignificant. Beginning in early 1990, ALS engaged in the business of designing, developing, manufacturing and marketing laser diode devices. In March 1992, ALS completed its initial public offering, the proceeds of which were used to repay bridge financing and other loans, and for working capital.

In February 1994, the Company acquired all of the issued and outstanding capital stock of Simco/Ramic Corporation, now SRC VISION, Inc. ("SRC") for $8.1 million in cash. During late 1993 and early 1994, AMV entered a number of other proposed acquisition transactions. In Spring 1994, a new management team was hired for AMV. By September 1994, AMV terminated the other acquisition transactions resulting in significant losses in 1994. Following these terminations, the Company restructured to concentrate on its SRC-based vision systems business. In October 1995, the Company sold the ALS operation for cash. In March 1996, the Company acquired Netherlands-based Pulsarr Holding BV ("Pulsarr"), and, in July 1996, the Company acquired the assets and operations of Ventek, Inc. ("Ventek"), both of which are also engaged in designing and marketing automated vision systems. In May 1997, the Company sold Pulsarr after receiving an unsolicited offer. The current operating subsidiaries of AMV are SRC and Ventek.

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

From 1984 through the present, SRC has continued to advance and refine its core technologies to increase the speed and improve the accuracy of its machine vision products. Over 35 patents have resulted from these ongoing efforts. Additionally, many more patent applications have been filed. Early SRC systems for the food processing industry benefited from state-of-the-art microprocessors which have been replaced with more powerful microprocessors as they became available over time. When full color recognition systems were first introduced in 1987, SRC responded to the need for color signal processing by developing a three-color image processing system. SRC then invented a high-resolution "RGB" (red green blue) or "true color" camera because commercially available cameras lacked the ability to detect the precise color of objects being viewed. The true color camera significantly increased the accuracy of SRC's color processing machine vision systems. SRC used the experience it gained developing the true color camera to develop a high resolution panchromatic camera, so that customers who require only black and white image processing can achieve the same level of precision made possible by SRC's true color camera.

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

   * Identify and Target Key Niche Markets: The Company will seek to identify well-defined, niche markets with the potential of higher per unit profit margins. The Company believes that it will achieve higher margins where customers require the full range of its machine vision systems' capabilities in automated process control as well as in quality control. In order to gain increased acceptance and market penetration for its machine vision systems, AMV will continue to focus on forming strategic relationships with leading companies in its target markets. The Company believes this method of strategic market penetration to be very effective. The Company believes that its previous relationship with Union Carbide, and current relationships with FMC Corporation ("FMC") and CAE Machinery, Ltd. and others demonstrate recognition of the technical advantages of its systems.

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

   * Expand Sales and Distribution: The Company intends to expand sales and distribution by implementing a regional sales and service office concept. In 1997, the Company established its Eindhoven-based European sales and service center. The Company may add additional sales offices in the future. These regional sales and services offices would oversee and direct the efforts of representatives for AMV. The Company plans to strategically locate these regional sales and service offices and to equip them, financing permitting, with demonstration systems to facilitate customers' testing their products on systems similar to the equipment that they would order from AMV. In 1998, the Company entered a representative agreement with FMC whereby FMC will act as a sales representative in many parts of the world.

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

Products

AMV currently offers the following products:

       Product                   Industry                Applications
--------------------------------------------------------------------------------
   VHS OPTISORT(TM)         Food processing,        Potato Chips, French Fries,
                            Plastics recycling      Whole Potatoes, Vegetables,
                                                    Polyethyl Teraphthalate
                                                    Green/Clear
--------------------------------------------------------------------------------
   KROMA-SORT(R)            Food processing,        Vegetables, Plastic Flake
                            Plastics recycling
--------------------------------------------------------------------------------
   SPECTRA-SORT(TM)         Food processing,        Potato Products, Cereals,
                            Plastics recycling      Vegetables
--------------------------------------------------------------------------------
   Length & Defect          Food processing         French Fries
   Analyzer(TM)
--------------------------------------------------------------------------------
   Pulp Wood Sorter         Forest industry         Wood Chips
--------------------------------------------------------------------------------
   Tobacco Sorter II        Tobacco                 Tobacco, Dry Food Products
--------------------------------------------------------------------------------
   "New Vision" Veneer      Plywood Veneer          Softwood Veneer Production
   Scanning System
--------------------------------------------------------------------------------
   "Sequoia Sentry"         Plywood Veneer          Softwood Veneer Production
   Dryer Control System
--------------------------------------------------------------------------------

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

Once separated, product is moved through the system by the high-speed main belt conveyor. Customers select the belt color to provide a sharp contrast with the product being sorted. Lighting is selected to maximize the difference in the images reflected by acceptable and defective pieces of product. Intense, specially conditioned fluorescent or exotic gas discharge-produced light illuminates the product beneath AMV's high-speed line-scan camera. High-speed imaging in the camera module stores and compares light levels reflected by each piece of product. Levels that fall within discrimination windows selected by the operator are considered defects.

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

Food: The Company's largest market is the food processing industry. Within food processing, the largest market sectors for the Company's products have been potatoes (principally french fries), vegetables and snack foods. The Company has also penetrated fruits, cereals and confections, as well as a variety of other market sectors. Customers in the food industry include McCains, Lamb Weston, Del Monte Foods, PepsiCo, Inc. (Frito-Lay, Inc.) and Hershey Chocolate USA.

AMV's systems are used by fruit and vegetable processors where field-harvested products are cleaned, graded, automatically sorted, blanched and processed prior to freezing, canning or packaging for sale to institutional and retail markets. Principal fruit and vegetable market sectors for the Company are potato products, green beans, peas, corn, carrots, onions, raisins and peaches. The Company's prospects for sales in the vegetable and fruit industry benefit from its proprietary color automated defect removal systems, since defect detection in most fruit and vegetable applications requires color analysis. In contrast, the potato industry has been able to achieve effective detection of good and bad product using black and white optical scanning technology.

Snack food processors use AMV's machine vision systems in a variety of applications. Candy manufacturers scan product to remove partially wrapped pieces. Potato chip manufacturers use AMV's vision capabilities to ensure consistent color and quality.

Tobacco: AMV's machine vision systems provide tobacco companies sorting capability to remove impurities and foreign matter from a stream of raw tobacco. AMV has sold systems to leading U. S. and international tobacco companies, particularly in Japan. AMV believes market growth for tobacco systems shows great promise based upon the high degree of acceptance demonstrated by its customers and the significant size of the worldwide tobacco processing market. The Company utilizes the services of several manufacturers and sellers of tobacco processing machinery systems worldwide, whereby such entities represent AMV on a non-exclusive basis in all areas of the world outside of North America and Japan.

Plywood Veneer: The Company has targeted the need for detecting and eliminating defects (edge cuts, knots and dark color) from the peeled ribbon of veneer used in wood panel production for the plywood market. Since its introduction in 1994, the Company's New Vision veneer scanning system has gained wide acceptance in the North American plywood industry. The Company believes that it has placed systems in approximately 80% of the North American softwood veneer production lines, but has not yet penetrated foreign markets to any significant extent with only eleven systems sold outside of North America.

The New Vision veneer scanning machine vision system allows identification of open voids, wane and closed defects in a fast-moving stream of wood veneer used in plywood production just after a log is peeled. After defect identification, the New Vision instructs a clipper (manufactured by another company) to cut the veneer immediately before and after the defect. The New Vision reduces the amount of good wood attached to the defect and ensures complete defect identification at the beginning of the plywood production process, which decreases the number of downgraded panels, increases dryer efficiency by eliminating material that ultimately becomes dry waste and reduces re-clipping of previously undetected defects. The savings provided by the New Vision system in the form of higher portions of good wood recovered create significant added value for customers. Major customers include Georgia-Pacific, Boise Cascade, Champion International and Columbia Forest Products.

The Company believes that its market share in green veneer scanning reflects the level of confidence that customers have for the reliability and performance of its products. However, green veneer scanning or initial inspection of the veneer represents only one point in the wood vertical panel production market. There are approximately eight other potential defect detection applications in both the green and dry (i.e., after the veneer has been dried before lay-up and lamination) veneer processing. In addition, the Company believes that further market potential exists in grading and matching of hardwood and furniture-grade veneers. Thus, existing and potential new customers who process wood at other steps in the multi-step panel production process are an untapped market for the Company's machine vision systems. For example, in 1998 the Company introduced its Sequoia Sentry veneer dryer control system that measures moisture in veneer exiting the dryer to determine if additional time in the dryer is necessary. The Company will seek to leverage Ventek's brand name recognition in green veneer scanning to reach customers at multiple points in the vertical market for wood panel production so that existing and new customers can benefit from the full range of the Company's technological capabilities.

Forest Products: The pulp wood industry is beginning to recognize the benefits of using machine vision to separate contaminants in pulp wood. Heavy duty AMV machine vision systems, such as the Pulp Wood Sorter, have been developed to sort bark, rot and other undesirable wood parts from high quality wood chips used in making paper. The sorter is able to identify bark, rot and trash and automatically remove unwanted material from a fast-moving, continuous stream of wood chips. As a result, high value chips can be economically recovered from lower quality and formerly unusable limbs and small trees. After sorting for bark and darker content, the wood chips command a higher market price because they require less chemical processing in the manufacture of paper products. CAE Machinery, Ltd. is the Company's exclusive distributor of the Pulp Wood Sorter in North America.

Based on interest from major pulp producers, AMV believes that a large potential market for this process exists worldwide. Other potential applications for AMV machine vision systems for the forest products industry include inspection and grading for finished lumber and reclamation of wood yard wastes.

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

Technology, Engineering and Research and Development
----------------------------------------------------

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

Research and Development

The Company anticipates research and development expenditures will be less than the amount incurred in 1998. Some of the more significant research and development projects undertaken in recent years were the development of an application-specific tobacco machine vision system for sorting, and processing enhancements for existing and new systems. Further research and development efforts are expected to flow from these activities.

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

AMV's research and development expenses, of which greater than 95% relate to new products or new applications, have been as follows:

     Fiscal year ended December 31, 1996............................ $ 4,038,000
     Fiscal year ended December 31, 1997............................ $ 3,950,000
     Fiscal year ended December 31, 1998............................ $ 5,024,000

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

Focused Customer Strategy: In recent years, the Company has established certain contractual and non-contractual relationships with existing customers, potential customers, representatives, distributors and others. The purpose of this focused customer strategy is to access such customers' knowledge and contacts within the applicable industries to identify customer needs and expand sales. Relationships entered into since 1994 include the following:


Name and/or                                     Potential
Type of Company              Industry           Application            Description of Relationship
----------------------       -------------      -------------------    ---------------------------

1. FMC Corporation           Food               Fruit and vegetable    An exclusive and non-exclusiven sales
                                                sorting                representative agreement for the sale
                                                                       of machine vision systems to the food
                                                                       industry in many areas of the world.

2. CAE Machinery, Ltd.       Pulp wood          Wood chip sorting      AMV seeks to capitalize on the
   (major supplier to                                                  reputation of CAE in the technologically
   the North American                                                  conservative forest products industry in
   wood products                                                       in North America to speed the adoption of
   industry)                                                           machine vision sorting technology in that
                                                                       industry.

3. Columbia Forest           Wood veneer        Further automation     Agreement to mutually explore further
   Products                                     of veneer processing   automation of hardwood plywood manufacturing
                                                                       processes.

4. Boise Casdade             Wood veneer        Further automation     Agreement to develop dryer temperature control
                                                of veneer processing   and moisture detection for dried veneer panels.

5. COMAS, S.p.A.             Tobacco            Tobacco sorting        COMAS contributes market access as well as
   (manufacturer of                                                    extensive product handling experience for
   tobacco processing                                                  improving AMV sorter designs to accelerate
   equipment)                                                          market penetration with better performing
                                                                       machines.

6. Union Carbide             Plastics           Recycling whole        Processing of post-consumer colored HDPE
                             recycling          bottles and            (high-density polyethylene used for
                                                plastic flakes         translucent milk and other fluid bottles)
                                                                       to create PRISMA(TM) standard plastics
                                                                       (PRISMA(TM) is a set of color standards that
                                                                       allows for manufacture of consistently colored
                                                                       HDPE containers which require certain portions
                                                                       of post-consumer material).

The Company believes that adapting current AMV machine vision systems for new applications through strategic relationships such as these will contribute to base business growth and accelerate entry into new niche markets.

Sales and Distribution: AMV has a direct sales force of twelve employees. It also markets its products through representatives pursuant to various agreements covering different geographical areas. Prior to September 30, 1996, AMV offered its products for sale outside the United States and Canada through Ham & Hak Engineering BV and its Foodectronics subsidiary. On September 30, 1996, SRC and Ham & Hak terminated their ten-year exclusive distribution contract. In June 1997, the Company established SRC VISION BV in Eindhoven, The Netherlands, as its sales and service center in Europe. In 1998, the Company entered a representation agreement with FMC to sell machine vision systems to the food industry in many areas of the world.

Marketing Through Trial Units: AMV occasionally enters into Site Lease Agreements with potential customers that provide for a trial period (generally from two to four months, but in some cases, up to one year) for the customer to test a system. The potential customer pays a monthly rental fee for the trial units, which is then credited against the purchase price when the customer purchases the system. Due to the high success rate in customer sales resulting from the use of these trial units as a marketing tool, the Company intends to seek to increase the placement of trial units in new potential customer sites.

International Sales: International sales (i.e., sales outside the United States) for the years ended December 31, 1998, 1997 and 1996 accounted for 33%, 33% and 53% of net sales, respectively. International sales as a percentage of net sales in 1996 were greater than 1997 because of the acquisition of Pulsarr in 1996 which was sold in May 1997. Foreign sales are primarily denominated in U. S. dollars, or, in some cases, Dutch guilders.

Backlog

AMV's backlog for its products was approximately $2,457,000 at December 31, 1998, as compared to $4,206,000 at December 31, 1997. Shipment of all the backlog orders is scheduled to take place within nine months. Backlog includes only those orders for which a purchase order has been received and for which a delivery schedule has been established by AMV. However, such orders can be subject to cancellation by the customer. Because of the timing of orders, customer changes in delivery schedule, cancellation of orders and trial period programs that are not included in backlog, backlog as of any particular date may not be representative of AMV's actual sales for any succeeding fiscal period.

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

The Company is dependent on outside unaffiliated suppliers for some of the components and parts used in its vision automation systems. Most major parts and components are available from multiple sources; however, the prisms and lenses required in RGB Cyclops(TM) color cameras are obtained from a single source supplier. Although such supplier has not indicated any intention to limit or reduce sales of parts to the Company, if it were to do so, the Company's business, results of operations and financial condition could be adversely affected. Historically, AMV has generally been able to obtain parts and components for its systems, as needed, either from its then-current suppliers or replacement vendors. AMV believes that it will continue to be able to obtain required components and parts from various suppliers, although there can be no assurance that it will be able to do so.

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

Competition

The vision automation system industry is subject to intense competition. Some of AMV's major competitors are substantially larger in size and have greater financial resources than AMV. Some of its competitors sell machines that are less expensive than AMV's. In some instances, a potential customer may select the less expensive alternative even though the AMV system provides greater sorting capability. Currently, Key Technology, Pulsarr, Elbicon, Sortex, Allen International, Morvue Electronics and Coe International are believed to be AMV's direct competitors. There may be other competitors of AMV in addition to the ones listed above. AMV competes with its competitors on the basis of quality, technology, systems solutions and price. There can be no assurance that AMV will continue to successfully differentiate its products from those of its competitors.

Patents and Trademarks

AMV has been issued or assigned approximately 25 United States patents, and has applied for five other United States patents relating to its products, including various inspection and detection systems. In addition, AMV has obtained or has applied for patent protection for certain of these systems in selected foreign countries. AMV believes that two of these patents, a system for stabilizing articles on a conveyor and an RGB camera, are important to its business. These two patents expire in March 2011 and September 2008, respectively. Other than the two patents described in the previous sentence, AMV does not consider any of the present patents significant to its current operations. These patents expire at various times over a six-year period commencing in April 2005. Additionally, SRC has seven registered trademarks: VHS OPTISORT(TM), KROMA-SORT(R),
SPECTRA-SORT(TM), Length and Defect Analyzer(TM), Pulp Wood Sorter, Quadra-View(R) and ODSS II(TM).

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

Employees

At December 31, 1998, the Company had 191 full-time employees, including 66 in manufacturing, 45 in engineering, research and development, 50 in marketing, sales and service and 30 in general administration and finance. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be excellent.


Item 2. Properties
================================================================================

AMV corporate offices occupy approximately 2,600 square feet of rented space in Medford, Oregon pursuant to a three-year lease expiring in 2001. The lease is renewable.

The principal executive office and manufacturing facilities of SRC (a total of approximately 82,000 square feet) are located on an approximately 6.4 acre parcel of land in Medford, Oregon. SRC owns the land and building, subject to a deed of trust securing an approximately $3 million loan made by Bank of American National Trust and Savings Association ("BofA"). The loan bears interest at 8.3% and is due May 1, 2008. SRC also owns 3.4 acres of land adjacent to its facility for possible future expansion.

Ventek occupies 12,000 square feet of a building located in Eugene, Oregon that also houses a principal supplier of mechanical components for its vision systems. The space is leased on a month-to-month basis.


Item 3. Legal Proceedings
================================================================================

The information required by this item is incorporated by reference to the Company's 1998 Annual Report to stockholders.


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

The information required by this item is incorporated by reference to the Company's 1998 Annual Report to stockholders.


Item 6. Selected Financial Data
================================================================================

The selected financial data for the Company presented below is derived from and is qualified by the Company's audited financial statements included in the Company's 1998 Annual Report, which financial statements are included in an exhibit to this Form 10-K and should be read in conjunction with such financial statements and the related notes thereto. Until early 1990, the Company was principally engaged in research and development and organizational activities relating to its laser operations. In October 1995, the Company sold its laser operations. The laser operations have been treated as a discontinued business in the selected financial data.

In February 1994, the Company acquired SRC. In March and July of 1996, the Company acquired Pulsarr and Ventek, respectively. In May 1997, the Company sold Pulsarr. Purchased entity operations account for a large portion of the fluctuation in amounts between fiscal years. Selected financial data should be read in light of these facts and in conjunction with the financial statements, notes to financial statements and other financial information included in the Company's 1998 Annual Report.


                                                                       Year Ended December 31,
                                            ----------------------------------------------------------------------------
                                                 1998           1997            1996           1995             1994
                                            ------------    ------------   ------------     ------------    ------------
Net sales                                   $ 27,041,000    $ 31,974,000   $ 29,938,000     $ 19,394,000    $ 11,922,000
Cost of sales                                 12,585,000      16,042,000     15,794,000       11,194,000       8,537,000
                                            ------------    ------------   ------------     ------------    ------------
Gross profit                                  14,456,000      15,932,000     14,144,000        8,200,000       3,385,000
Operating expenses                            13,894,000      12,914,000     12,882,000        7,546,000       8,897,000
Charge for acquired in-process technology             --              --      4,915,000               --              --
Charge for royalty expense                            --              --        647,000               --              --
Gain on sale of Pulsarr                               --       4,989,000             --               --              --
Interest and other (expense)-net                (403,000)       (892,000)      (960,000)         461,000         (37,000)
                                            ------------     -----------   ------------     ------------    ------------

Income (loss) from continuing operations         159,000       7,115,000     (5,260,000)       1,115,000      (5,549,000)
Loss from discontinued operations                     --              --             --         (173,000)     (2,248,000)
Provision for (benefit from) income taxes     (2,083,000)         99,000             --               --              --
                                            ------------     -----------   ------------     ------------    ------------

Net income (loss)                           $  2,242,000    $  7,016,000   $ (5,260,000)    $    942,000    $ (7,797,000)
                                            ============    ============   ============     ============    ============
Basic earnings (loss) per share:
   Continuing operations                    $       0.21    $       0.64   $      (0.49)    $      0.12     $      (0.57)
   Discontinued operations                            --              --             --           (0.02)           (0.23)
                                            ------------    ------------   ------------     -----------     ------------
      Total                                 $       0.21    $       0.64   $      (0.49)    $      0.10     $      (0.80)
                                            ============    ============   ============     ===========     ============
Diluted earnings (loss) per share:
   Continuing operations                    $       0.18    $       0.49   $      (0.49)    $      0.11     $      (0.57)
   Discontinued operations                            --              --             --           (0.02)           (0.23)
                                            ------------    ------------   ------------     -----------     ------------
      Total                                 $       0.18    $       0.49   $      (0.49)    $      0.09     $      (0.80)
                                            ============    ============   ============     ===========     ============
Weighted average number of common
   stock outstanding                          10,717,000      11,202,000     10,704,000        9,451,000       9,703,000

Balance Sheet Data:
Current assets                              $ 17,231,000    $ 14,075,000   $ 15,411,000     $ 10,391,000    $  7,766,000
Current liabilities                            5,131,000       4,942,000      9,498,000        3,501,000       3,181,000
Working capital                               12,100,000       9,133,000      5,913,000        6,890,000       4,585,000
Net assets relating to discontinued
  operations                                          --             --               --              --         393,000
Total assets                                  29,839,000      25,235,000     30,938,000       17,628,000      14,876,000
Long-term debt                                 7,862,000       8,342,000     14,940,000        4,875,000       2,737,000
Total shareholders' equity                    16,846,000      11,951,000      6,500,000        9,252,000       8,958,000



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
================================================================================

Introduction

With the exception of certain cautionary statements and risk factors listed below, the information required by this item is incorporated by reference to the Company's 1998 Annual Report to stockholders.

Cautionary Statements and Risk Factors

The Company and its representatives may from time to time make written or oral forward-looking statements with respect to long-term objectives or expectations of the Company, including statements contained in the Company's filings with the Securities and Exchange Commission, in its reports to stockholders and in information provided in its web site.

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

History of Losses; Negative Cash Flow: Prior to 1995 and in 1996, the Company experienced losses and negative operating cash flow. The Company believes it may operate at a negative cash flow for certain periods in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) irregular bookings by customers due to seasonality or economic downturns in some markets and the relatively high per-unit cost of the Company's products which may cause fluctuations in quarterly or yearly revenues,
(iv) cash required for the repayment of debt, especially $2.5 million due in July 2000, and (v) possible cash needed to fully integrate SRC's and Ventek's operations. If the Company is unable to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995, 1997 and 1998, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future. Furthermore, the non-recurring expenses in early 1996 resulted in a significant loss for the 1996 year.

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

Market Acceptance of New Products: The Company's future operating results will depend upon its ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. There can be no assurance that new products or enhancements, if developed and manufactured, will achieve market acceptance. The Company is marketing its new generation of high-speed software and digital signal processing technology designed to significantly improve system performance. There can be no assurance that a market for this system will develop (i.e., that a need for the system will exist, that the system will be favored over other products on the market, etc.).

Dependence on Certain Markets and Expansion Into New Markets: The future success and growth of the Company is dependent upon continuing sales in domestic and international food processing markets as well as successful penetration of other existing and potential markets. A substantial portion of the Company's historical sales has been in the potato and other vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences, longer product evaluation periods or other factors could have an adverse effect on the Company's results of operations. The Company also intends to expand the marketing of its processing systems in additional food markets such as meat and granular food products, as well as non-food markets such as plastics, wood products and tobacco, and to expand its sales activities in foreign markets. In the case of Ventek, the wood products market served is narrow and cyclical, and saturation of that market and the potential inability to identify and develop new markets could adversely affect Ventek's growth rate. The Company may not be able to successfully penetrate additional food and non-food markets or expand further in foreign markets.

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

Risk of International Sales: Due to its export sales, the Company is subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar which could increase the sales prices in local currencies of the Company's products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. For example, the possibility of sales to Indonesian customers has been adversely affected by that country's currency devaluation when compared to the U. S. dollar over the past few years. In addition, the laws of certain foreign countries may not protect the Company's intellectual property rights to the same extent as do the laws of the United States.

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

Possible Need for Additional Financing: The Company may seek additional financing; however, the Company may not be able to obtain any additional financing on terms satisfactory to the Company, if at all. Potential increases in the number of outstanding shares of the Company's Class A Common Stock due to convertible debt and preferred stock, warrants and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 2000, may limit the Company's ability to negotiate additional debt or equity financing.

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

In October 1998, FMC acquired 119,106 shares of the Company's Series B Preferred Stock, which, if converted into common stock in accordance with its terms, represented a 10% ownership position in the Company on that date. FMC also received a five-year option to acquire 15% of the Company's outstanding common stock on the date of exercise. While FMC's resulting beneficial ownership exceeds 20%, the transaction was not a triggering event as defined in the Stock Rights Plan since the acquisition of shares was directly from the Company. As stated in a Schedule 13D filed with the Securities and Exchange Commission on October 22, 1998, FMC's purpose was to invest in the Company and its technology. FMC currently intends to review its investment position in the Company periodically and, depending on such review and factors including market conditions and share prices, the Company's business prospects, technology, future developments and applicable legal requirements, FMC may seek to acquire additional securities of the Company from time to time in the open market or in negotiated transactions. In December 1998, the Company amended the Shareholder Rights Plan to permit FMC to purchase on the open market up to 1,600,000 shares of Class A Common Stock without such purchase being a triggering event.

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

                                    Part III
                                    ========


Item 10. Directors and Executive Officers of the Registrant
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1999.


Item 11. Executive Compensation
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1999.


Item 12. Security Ownership of Certain Beneficial Owners and Management
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1999.


Item 13. Certain Relationships and Related Transactions
================================================================================

The information required by this item is incorporated by reference to the Company's Proxy Statement to be filed with the Securities and Exchange Commission before April 30, 1999.

                                   SIGNATURES
                                   ==========

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 8, 1999                  ADVANCED MACHINE VISION CORPORATION


                                       By: /s/ William J. Young
                                       -----------------------------------------
                                           William J. Young
                                           Chief Executive Officer and President

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


         Signature                                          Title                               Date
         ---------                                          -----                               ----
/s/   William J. Young                      Chairman of the Board of Directors,
--------------------------------------      Chief Executive Officer and President,
William J. Young                            Principal Executive Officer                      March 8, 1999


/s/   Alan R. Steel                         Chief Financial Officer, Principal
--------------------------------------      Financial and Accounting Officer                 March 8, 1999
Alan R. Steel


/s/   Haig S. Bagerdjian                    Director                                         March 11, 1999
--------------------------------------
Haig S. Bagerdjian


/s/   Vikram Dutt                           Director                                         March 10, 1999
--------------------------------------
Vikram Dutt


/s/   James Ewan                            Director                                         March 1, 1999
--------------------------------------
James Ewan


                                            Director                                         March __, 1999
--------------------------------------
Marc T. Giles


/s/   Robert M. Loeffler                    Director                                         March 5, 1999
--------------------------------------
Robert M. Loeffler


/s/   Jack Nelson                           Director                                         March 8, 1999
--------------------------------------
Jack Nelson


/s/   Rodger A. Van Voorhis                 Director                                         March 11, 1999
--------------------------------------
Rodger A. Van Voorhis


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

     3.1 Restated Articles of Incorporation of the Company as amended to date. (9)

     3.2          Restated and Amended By-Laws of the Company. (2)

     4.1          Form of Class G Warrant Agreement. (5)

     4.2          Form of Class H Warrant Agreement. (8)

     4.3          Form of Class I Warrant Agreement. (6)

     4.4          Form of stock option plan and stock option agreement. (1)

     4.5 Form of 1997 Restricted Stock Plan and restricted stock agreement. (7)

     4.6          Form of amendments to restricted stock agreements. (19)

     4.7 Rights Agreement dated February 27, 1998 between the Company and American Stock Transfer and Trust Company ("AST"). (13)

     4.8          Amendment to Rights Agreement between the Company and AST.
                  (20)

     4.9          Amendment to Class I Warrant Agreement. (15)

    4.10 Form of Certificate of Determination for Series A Junior Participating Preferred Stock. (16)

    4.11          Form of Certificate of Determination for Series B Preferred
                  Stock. (18)

    10.1 Form of Indemnity Agreement between the Company and each of its officers and directors. (1)

    10.2 Employment Agreement between Alan R. Steel and the Company dated January 1, 1998. (14)

    10.3 Employment Agreement between William J. Young and the Company dated January 1, 1998. (14)

    10.4 Employment Agreement between William J. Young and SRC VISION, Inc. dated January 1, 1998. (14)

    10.5          Employment Agreement between James Ewan and SRC VISION, Inc.
                  dated January 1, 1998. (14)

    10.6 Asset Purchase Agreement dated September 22, 1995 between Applied Laser Systems, Inc. and Coherent, Inc. (3)

    10.7 Stock Purchase Agreement dated March 1, 1996 (without exhibits) between Meijn Beheer BV and ARC Netherlands BV, a wholly-owned subsidiary of the Company. (4)

    10.8          Stock Purchase Agreement dated March 1, 1996 between J. C.
                  Scholt and ARC Netherlands BV, a wholly-owned subsidiary of the Company. (4)

    10.9 Convertible Note dated March 1, 1996 issued in connection with that certain Stock Purchase Agreement dated March 1, 1996 between J. C. Scholt and ARC Netherlands BV. (4)

   10.10 Subscription Agreement dated January 18, 1996 between the Company and Swiss American Securities, Inc, as agent for Credit Suisse related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (4)

   10.11 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,400,000 of convertible secured notes. (5)

   10.12 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (8)

   10.13          $1,000,000 Note dated July 24, 1996, between AMV and Ventek.
                  (6)

   10.14 $2,250,000 Convertible Note dated July 24, 1996, between AMV and Ventek. (6)

   10.15          $1,125,000 Note dated July 24, 1996, between AMV and Ventek.
                  (6)

   10.16 Stock Appreciation Rights Agreement dated July 24, 1996 between AMV and Ventek. (6)

   10.17 Stock Appreciation Rights Agreement dated July 24, 1996 between AMV and Ventek. (6)

   10.18 Form of Employment Agreement dated July 24, 1996 between Ventek and each of the four stockholders of Ventek.
                  (6)

   10.19 Pledge and Security Agreement dated July 24, 1996, by and among AMV, AMV Subsidiary, Inc., Ventek and Solin and Associates, P.C. (6)

   10.20 1997 SRC VISION, Inc. Stock Option Plan and forms of stock option agreements. (12)

   10.21 Plan of Merger between ARC Capital and AMV to effect an amendment to the Company's Articles of Incorporation to change the Company's name from ARC Capital to Advanced Machine Vision Corporation. (9)

   10.22 Share Purchase Agreement dated April 29, 1997 between Barco NV and ARC Netherlands BV. (10)

   10.23          Settlement Agreement dated August 12, 1997. (11)

   10.24 1997 Nonqualified Stock Option Plan and form of option agreement. (11)

   10.25 Business Loan Agreement dated April 30, 1998 between AMV and Bank of America NT&SA, together with related documents. (17)

   10.26 Promissory Note dated April 24, 1998 to Bank of America NT&SA, together with related documents. (17)

   10.27 $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to Ventek. (15)

   10.28 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (18)

   10.29 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (18)

   10.30          1998 Senior Management and Director Stock Purchase Plan. (20)

      13          Annual Report to Security Holders.

      23          Consent of Independent Public Accountants.

      27          Financial Data Schedule


----------------------


(1)     Previously filed as an exhibit to Form S-1 (File No. 33-45126).

(2)     Previously filed as an exhibit to Form S-3 (File No. 333-10847).

(3) Filed with the SEC on October 5, 1995, as an exhibit to the Company's Form 8-K dated October 2, 1995.

(4) Filed with the SEC on March 6, 1996, as an Exhibit to the Company's Form 8-K dated March 1, 1996.

(5) Filed with the SEC on April 14, 1996, as an exhibit to the Company's Form 10-K for the year ended December 31, 1995.

(6) Filed with the SEC on July 30, 1996, as an exhibit to the Company's Form 8-K dated July 24, 1996.

(7) Filed with the SEC on January 22, 1997, as an exhibit to the Company's Form 8-K dated January 9, 1997.

(8) Filed with the SEC on May 14, 1996, as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1996.

(9) Filed with the SEC on May 14, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended March 31, 1997.

(10) Filed with the SEC on May 9, 1997 as an exhibit to the Company's Form 8-K regarding the sale of Pulsarr.

(11) Filed with the SEC on October 30, 1997 as an exhibit to the Company's Form 10-Q for the quarter ended September 30, 1997.

(12) Filed with the SEC on March 31, 1997 as an exhibit to the Company's Form 10-K for the year ended December 31, 1996.

(13) Filed with the SEC on February 20, 1998 as an exhibit to the Company's Form 8-A.

(14) Filed with the SEC on February 27, 1998 as an exhibit to the Company's Form 8-K regarding implementation of a stock rights program and employment contracts.

(15) Filed with the SEC on June 15, 1998 as an exhibit to the Company's Form 8-K dated June 5, 1998.

(16) Filed with the SEC on February 27, 1998 as an exhibit to the Company's Form 8-A dated February 27, 1998.

(17) Filed with the SEC on August 4, 1998 as an exhibit to the Company's Form 10-Q dated August 4, 1998.

(18) Filed with the SEC on October 19, 1998 as an exhibit to the Company's Form 8-K dated October 14, 1998.

(19) Filed with the SEC on October 30, 1998 as an exhibit to the Company's Form 10-Q dated October 30, 1998.

(20) Filed with the SEC on January 14, 1999 as an exhibit to the Company's Form 8-K dated December 22, 1998.


(b)    Reports on Form 8-K:

       On October 19, 1998, a Form 8-K was filed with the SEC regarding the completion of FMC's purchase of 119,106 shares of the Company's Series B Preferred Stock.

       On January 14, 1999, a Form 8-K was filed with the SEC regarding the adoption of the 1998 Senior Management and Director Stock Purchase Plan and an amendment to the Company's Stock Rights Agreement.

       On February 16, 1999, a Form 8-K was filed with the SEC regarding the restructuring of debt due to the former owners of Ventek.

                                   Exhibit 13
                                   ==========

                       Advanced Machine Vision Corporation

         Index to Financial Statements and Financial Statement Schedule
             Included in the Company's Annual Report to Stockholders


                                                                            Page
                                                                            ----

Report of Independent Accountants                                            F-2

Annual Report Introduction, Financial Highlights and
   Letter from President                                                     F-3

Financial Statements:

     Consolidated Balance Sheets -
         December 31, 1998 and 1997                                          F-7

     Consolidated Statements of Operations -
         Fiscal Years Ended December 31, 1998, 1997 and 1996                 F-8

     Consolidated Statements of Shareholders' Equity -
         Fiscal Years Ended December 31, 1998, 1997 and 1996                 F-9

     Consolidated Statements of Cash Flows -
         Fiscal Years Ended December 31, 1998, 1997 and 1996                F-10

     Notes to Consolidated Financial Statements                             F-11

Management's Discussion and Analysis of Financial Condition
   and Results of Operations                                                F-25

Other Information                                                           F-30

Financial Statement Schedule:

     Schedule VIII - Valuation and Qualifying Accounts                      F-32

Consent of Independent Accountants                                          F-33

Report of Independent Accountants
================================================================================

To the Board of Directors and Shareholders of Advanced Machine Vision
   Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on Page 22 present fairly, in all material respects, the financial position of Advanced Machine Vision Corporation and its subsidiaries (the "Company") at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Portland, Oregon
February 16, 1999

Introduction
================================================================================

Advanced Machine Vision Corporation, through its SRC VISION, Inc. and Ventek, Inc. subsidiaries, designs, develops, manufactures and markets machine vision systems that process images not discernible to the human eye. These systems combine technologies in four key areas (lighting, cameras, processors and software) to improve quality, enhance yield, reduce production costs and increase throughput in a variety of markets and applications where human vision is inadequate due to fatigue, visual acuity or speed. Where needed, AMV employs highly specialized mechanical technologies to help customers integrate machine vision systems into their production processes. Applications include quality control in the processing of food, pulp wood, tobacco and plastics for recycling, and quality control and automated process control in wood panel production.

The Company is headquartered in Medford, Oregon and currently has approximately 190 employees. Advanced Machine Vision Corporation's common stock is traded on the Nasdaq Stock Market under the symbol AMVC.













Financial Highlights
================================================================================

Statement of Operations Data
(in thousands, except percentages and per-share amounts)

-------------------------------------------------------------------------------------------------------------------
                                           1998            1997           1996            1995           1994
-------------------------------------------------------------------------------------------------------------------
Net sales                               $    27,041    $    31,974     $    29,938    $    19,394    $    11,922
Gross profit                                 14,456         15,932          14,144          8,200          3,385
Gross margin                                    53%            50%             47%            42%            28%
Income (loss) from continuing
   operations before special items              142          2,027             302            383         (5,549)
Benefit from deferred income taxes            2,100             --              --             --             --
Gain on sale of Pulsarr                          --          4,989              --             --             --
Charge for acquired in-process
   technology                                    --             --          (4,915)            --             --
Charge for royalty expense                       --             --            (647)            --             --
Gain from arbitration                            --             --              --            732             --
Loss from discontinued operations                --             --              --           (173)        (2,248)
Net income (loss)                             2,242          7,016          (5,260)           942         (7,797)
Basic income (loss) per share           $      0.21    $      0.64     $     (0.49)   $      0.10    $     (0.80)
Shares outstanding                           10,720         10,679          11,250          9,423          8,951

-------------------------------------------------------------------------------------------------------------------
Balance Sheet Data
-------------------------------------------------------------------------------------------------------------------
Total assets                            $    29,839    $    25,235     $    30,938    $    17,628    $    14,876
Total debt                                    8,652          8,369          16,646          4,897          2,759
Shareholders' equity                         16,846         11,951           6,500          9,252          8,958
===================================================================================================================

Letter from the President
================================================================================

Dear Fellow Shareholders:

Difficult worldwide economic conditions led to disappointing operating results in 1998. Order levels were significantly lower during the second half with consequently reduced sales levels extending into 1999. Some international customers exercised caution by postponing capital projects that included our vision systems.

On the technology front, however, 1998 proved to be another year of significant advancement for Advanced Machine Vision Corporation. Major new products were introduced, culminating multi-year research and development efforts. In October, we expanded our relationship with FMC Corporation with FMC emphasizing its commitment to sell our machine vision systems in many parts of the world by purchasing a 10% interest in AMV.

Building for the Future with New Products and Technology

The foundation of AMV's future is continued product development. Although large research and development expenditures have reduced reported income in the past, our efforts have produced new and enhanced products that should provide expanded sales and profit opportunities.

In November of 1998, AMV's SRC VISION subsidiary demonstrated its next generation machine vision system at the International Exposition for Food Processors trade show in Chicago. The new platform not only includes an innovative mechanical design, but a new processing architecture housed in a stylized controller containing state-of-the-art operating components. The new design incorporates major improvements in the areas of aesthetics, cleanliness, serviceability and reliability. Much of the previously exposed cabling will be enclosed in the environmentally controlled housing; other new features make in-plant maintenance easier. New processing architecture contains improved color recognition, customer algorithms for specific products (for color, size and shape), the ability to recognize ten times more pixels per second and a platform that supports incremental programming improvements. Best of all, our new system will keep the same footprint and maintain its flexibility of modularity, allowing for cost-effective configuration adaptations and technology upgrades. We expect the new generation of optical sorters for the food industry will begin to contribute to sales during the second half of 1999.

Also in the fourth quarter, Ventek installed its first "Sequoia Sentry" dryer management control system for the plywood industry. The dryer system eliminates the mismarking of veneer exiting the dryer, improving dryer productivity and veneer quality. Sequoia Sentry continuously looks at the percentage of re-dry and over-dry, adjusting the dryer speed accordingly, providing a more responsive control system. Sequoia Sentry eliminates the cycles of over-compensation--no more wide swings in dryer speed, yielding too much over-dry followed by too much re-dry. Sequoia Sentry also builds a database of valuable information for plant operators. Its high-speed processors, Windows NT-based software and built-in networking capabilities make its data easily accessible for other computers in the plant. From a central location, plant operators can now pinpoint inefficiencies in dryer operations.

These and other innovations have enabled AMV to extend its technology lead in machine vision systems used in defect detection and removal, and have increased our ability to control other manufacturing processes for our customers. We expect process control to become a larger part of AMV's business in the future.

Building a Worldwide Selling Network

In the food industry, which makes up about 50% of total AMV sales, we entered into a representative agreement with FMC Corporation's FoodTech Division, one of the world's leading producers of machinery and equipment for food processing and agriculture applications. AMV's SRC VISION subsidiary will work closely with FMC FoodTech's Food Systems and Handling Division to develop specialized FMC in-feed and take-away conveying equipment to optimize the performance of SRC VISION's optical sorting equipment for the customer. Longer term, SRC VISION and FMC FoodTech will work together to develop new machine vision applications for the existing FMC FoodTech customer base.

In October 1998, the relationship between the two companies was enhanced by FMC's purchase of 119,106 shares of AMV Series B Preferred Stock for $2.6 million. The preferred stock is convertible into 1,191,060 shares of common stock at $2.20 per share, which, if converted, would represent a 10% ownership position based on the current number of AMV common shares outstanding (please refer to the financial statements for a more complete description of the preferred stock transaction). Concurrent with the investment, Marc T. Giles, General Manager of FMC FoodTech's Food Systems and Handling Division, was elected to AMV's Board of Directors, increasing the size of the board from seven to eight members. FMC's investment and the new board member represent an increased commitment to the long-term market acceptance and growth of AMV's proprietary technologies. We are looking forward to a mutually beneficial relationship.

During 1998, AMV expanded its sales capability by almost doubling the size of its customer service organization. In the tobacco industry, initial contacts were made with three additional designers, fabricators and installers of manufacturing equipment who may represent SRC tobacco machine vision systems in the future.

Progress in Meeting our Long-Term Goals

As stated in last year's Annual Report, our three major goals are: (i) to achieve long-term sales and income growth, (ii) to simplify AMV's capital structure and (iii) to gain recognition for our products and growth potential in the financial and commercial marketplace. 1998 and early 1999 progress toward these goals is discussed below.

To achieve sales and income growth, AMV must continue to offer our customers the best solution for their quality needs. I have described several new products developed in 1998 and want to reiterate our commitment to remain the industry leader in machine vision systems utilizing all five critical components: lighting, cameras, processors, software and mechanical design. AMV is one of the few companies in the vision systems industry that offers this complete solution.

Statistical operating results in 1998 appear elsewhere in this report. Sales were lower in 1998 than in the prior year, primarily due to the exclusion of Pulsarr, which was sold in 1997. We are seeing customers extending the time for making purchasing decisions, which sometimes involves lengthy trial periods. Additionally, global economic instability caused some customers to postpone projects that included our systems. While we cannot predict the impact on AMV of continued economic turmoil, we believe our focus on technology will enable us to sustain long-term growth. One indication of the added value provided by AMV's machine vision systems is the achievement of consistently greater gross margins in the face of increasing competition. In 1998, gross margin was 53%, the fourth consecutive year of increase.

Lower 1998 operating results reflect greater selling and R&D expenses as well as costs incurred to redefine and enhance SRC's basic internal systems to prepare SRC for future growth. Significant R&D was expended in the fourth quarter to finalize SRC's next generation machine vision system for the food industry. We are confident that this effort will yield positive long-term results.

AMV's capital structure was significantly simplified in 1998 and early 1999. Through expiration or negotiation, warrants to purchase 12.7 million shares of common stock were eliminated. Debt due to the former owners of Ventek was restructured to postpone from 1999 to 2000 the payment of $2,500,000. After including the preferred stock sold to FMC and the effects of the Ventek debt restructuring, the cumulative number of outstanding and potentially issuable shares for warrants and convertible securities declined 42% during the year.

With respect to our third major goal, the completion of the strategic relationship with FMC and the continued acceptance of our products confirmed our image as the technology leader in our industry over those of our competitors. In 1998, we participated in head-to-head demonstrations with several competitors and emerged as the successful solution.

We have maintained our public relations program to the financial community by participating in investor conferences and numerous meetings with analysts, brokers and investment advisors. We will continue an open and candid dialog with our stockholders and these other constituents to maintain the credibility we have built. AMV is now followed by The Red Chip Review and Stonegate Securities, Inc. Red Herring Online and Oregon Business Magazine featured AMV in November and December. We are encouraged by the reception we have received. The combination of this ongoing effort, long-term sales and earnings growth through technology innovation, and capital structure simplification is aimed to increase AMV shareholder value.

Summary

We recognized early in 1998 that the year would be somewhat difficult due to factors beyond our control. As I have said many times, AMV's value should not be judged based on a single quarter's or year's results, but the business basics that form its foundation. That foundation is technology that provides the means for our customers to achieve consistently high product quality at a reasonable cost. Our customers are competing in a worldwide marketplace, which demands a consistent quality standard. AMV technology innovations help set that quality standard.

At this time, I expect 1999 results to approach those of 1998. We anticipate a return to increasing sales during the second half of 1999.

Sincerely,



William J. Young
Chairman, President and CEO







Safe Harbor  Statement  under the  Private  Securities  Litigation  Act of 1995:
Statements in this Annual Report that are forward-looking statements are subject to various risks and uncertainties, such as the Company's ability to sustain adequate customer order levels, the impact of international economic conditions on our markets, the ability of the Company to successfully introduce new products, the possible negative impact of competitive products and/or pricing, the uncertainty as to whether the relationship with FMC will help contribute to revenues, the Company's ability to sustain a positive cash flow, the impact of a strengthened of U.S. currency on the Company's ability to compete effectively in the foreign markets and the effect of these factors on the market price of the Company's Class A Common Stock. Investors are encouraged to review a more comprehensive listing of cautionary statements and risk factors contained in the Company's Forms 10-K and 10-Q SEC filings.

-------------------------------------------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
-------------------------------------------------------------------------------------------------------------------

                                                                                          December 31,
                                                                                --------------------------------
                                                                                     1998               1997
                                                                                -------------      -------------
                                                      ASSETS
                                                      ------
Current assets:
     Cash and cash equivalents                                                  $   4,423,000      $   6,045,000
     Accounts receivable, net of allowance for doubtful
        accounts of $230,000 and $180,000 at
        December 31, 1998 and 1997, respectively                                    4,073,000          2,711,000
     Inventories (Note 2)                                                           7,379,000          5,181,000
     Prepaid expenses                                                                 181,000            138,000
     Current deferred tax asset (Note 7)                                            1,175,000                 --
                                                                                -------------      -------------

              Total current assets                                                 17,231,000         14,075,000
Property, plant and equipment - net (Notes 3 and 6)                                 5,274,000          4,775,000
Intangible assets, net (Note 4)                                                     4,894,000          5,535,000
Deferred tax asset (Note 7)                                                           925,000                 --
Other assets                                                                        1,515,000            850,000
                                                                                -------------      -------------

                                                                                $  29,839,000      $  25,235,000
                                                                                =============      =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY
                                       ------------------------------------

Current liabilities:
     Accounts payable                                                           $     984,000      $   1,436,000
     Accrued liabilities (Notes 5 and 9)                                              997,000          1,146,000
     Customer deposits                                                              1,151,000          1,073,000
     Accrued payroll                                                                  761,000            783,000
     Warranty reserve                                                                 448,000            477,000
     Current portion of notes payable (Note 6)                                        790,000             27,000
                                                                                -------------      -------------

              Total current liabilities                                             5,131,000          4,942,000
                                                                                -------------      -------------
Notes payable, less current portion (Note 6)                                        7,862,000          8,342,000
                                                                                -------------      -------------
Commitments and contingencies (Note 9)
Shareholders' equity (Notes 8 and 10):
     Preferred stock                                                                2,579,000                 --
     Common stock:
         Class A and B - 10,720,000 and 10,679,000 shares issued and
              outstanding at December 31, 1998 and 1997, respectively              24,329,000         24,285,000
     Common stock warrants                                                            110,000          2,197,000
     Additional paid in capital                                                     4,910,000          2,823,000
     Accumulated deficit                                                          (15,112,000)       (17,354,000)
     Cumulative translation adjustment                                                 30,000                 --
                                                                                -------------      -------------

              Total shareholders' equity                                           16,846,000         11,951,000
                                                                                -------------      -------------

                                                                                $  29,839,000      $  25,235,000
                                                                                =============      =============



                                   See Accompanying Notes to Consolidated Financial Statements.

-------------------------------------------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations
-------------------------------------------------------------------------------------------------------------------

                                                                          Year Ended December 31,
                                                              ------------------------------------------------
                                                                   1998             1997              1996
                                                                   ----             ----              ----
Net sales                                                     $ 27,041,000      $ 31,974,000     $ 29,938,000
Cost of sales                                                   12,585,000        16,042,000       15,794,000
                                                              ------------      ------------     ------------

Gross profit                                                    14,456,000        15,932,000       14,144,000
                                                              ------------      ------------     ------------

Operating expenses:
     Selling and marketing                                       4,762,000         4,930,000        4,662,000
     Research and development                                    5,024,000         3,950,000        4,038,000
     General and administrative                                  3,413,000         3,303,000        3,549,000
     Goodwill amortization                                         695,000           731,000          633,000
     Charge for acquired in-process technology                          --                --        4,915,000
     Charge for royalty expense                                         --                --          647,000
                                                              ------------      ------------     ------------

                                                                13,894,000        12,914,000       18,444,000
                                                              ------------      ------------     ------------

Income (loss) before other income and expense                      562,000         3,018,000       (4,300,000)

Other income and expense:
     Gain on sale of Pulsarr                                            --         4,989,000               --
     Investment and other income                                   286,000           371,000          190,000
     Interest expense                                             (689,000)       (1,263,000)      (1,150,000)
                                                              ------------      ------------     ------------

Income (loss) before income taxes                                  159,000         7,115,000       (5,260,000)

Provision for (benefit from) income taxes (Note 7)              (2,083,000)           99,000               --
                                                              ------------      ------------     ------------

Net income (loss)                                             $  2,242,000      $  7,016,000     $ (5,260,000)
                                                              ============      ============     ============

Earnings (loss) per share (Note 10):
     Basic                                                    $        0.21     $       0.64     $      (0.49)
     Diluted                                                  $        0.18     $       0.49     $      (0.49)



                                   See Accompanying Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Shareholders' Equity
------------------------------------------------------------------------------------------------------------------------------------

                               Series B            Class A, B and                                            Accumulated
                            Preferred Stock        E Common Stock         Common   Additional                  Other       Compre-
                          -------------------- -----------------------    Stock     Paid in    Accumulated  Comprehensive  hensive
                           Shares     Amount      Shares      Amount     Warrants   Capital      Deficit       Income      Income
                           ------     ------      ------      ------    ---------- ---------- -------------  ---------   ----------

Balance, December 31,
   1995                         --  $       --  9,920,000  $23,750,000  $3,112,000 $1,500,000 $(19,110,000) $      --

Redemption of Class
   E Common Stock               --          --   (497,000)    (326,000)         --    326,000           --         --
Expiration of Class
   E Warrants                   --          --         --           --    (971,000)   971,000           --         --
Issuance of Class G,
   H, I and J Warrants          --          --         --           --     262,000         --           --         --
Common Stock issued
   through Regulation
   S Offering                   --          --  1,400,000    1,571,000          --         --           --         --
Exercise of options             --          --     83,000       80,000          --         --           --         --
Partial conversion of
   note payable                 --          --    344,000      645,000          --         --           --         --
Translation adjustment          --          --         --           --          --         --           --    (50,000) $    (50,000)
Net loss                        --          --         --           --          --         --   (5,260,000)        --    (5,260,000)
                          --------  ---------- ----------  -----------  ----------  ---------  -----------  ---------  ------------

Balance, December 31,
   1996                         --          -- 11,250,000   25,720,000   2,403,000  2,797,000  (24,370,000)   (50,000)
Comprehensive loss 1996                                                                                                $ (5,310,000)
                                                                                                                       ============

Issuance of restricted
   stock                        --          --  2,000,000           --          --         --            --        --
Retirement of restricted
   stock                        --          -- (1,800,000)          --          --         --            --        --
Repurchase of Class A
   Common Stock and
   Class F and H
   Warrants                     --          -- (1,001,000)  (1,782,000)   (180,000)        --            --        --
Exercise of options             --          --     97,000       97,000          --         --            --        --
Partial conversion of
   note payable                 --          --    133,000      250,000          --         --            --        --
Expiration of warrants          --          --         --           --     (26,000)    26,000            --        --
Translation adjustment          --          --         --           --          --         --            --    50,000  $     50,000
Net income                      --          --         --           --          --         --     7,016,000        --     7,016,000
                          -------- ----------- ----------  -----------  ---------- ----------    ----------  --------  ------------

Balance, December 31,
   1997                         --          -- 10,679,000  $24,285,000   2,197,000  2,823,000    17,354,000)       --
Comprehensive income 1997                                                                                              $  7,066,000
                                                                                                                       ============

Expiration of warrants          --          --         --           --  (2,087,000) 2,087,000            --        --
Exercise of options             --          --      8,000        8,000          --         --            --        --
Issuance of
   restricted stock             --          --     33,000       36,000          --         --            --        --
Issuance of
   preferred stock         119,106   2,579,000         --           --          --         --            --        --
Translation adjustment          --          --         --           --          --         --            --    30,000  $     30,000
Net income                      --          --         --           --          --         --     2,242,000        --     2,242,000
                          -------- ----------- ----------  -----------  ---------- ----------  ------------  --------  ------------

Balance, December 31,
   1998                    119,106 $ 2,579,000 10,720,000  $24,329,000  $  110,000 $4,910,000  $(15,112,000) $ 30,000
                          ======== =========== ==========  ===========  ========== ==========  ============  ========
Comprehensive income 1998                                                                                              $  2,272,000
                                                                                                                       ============



                                   See Accompanying Notes to Consolidated Financial Statements.


------------------------------------------------------------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
------------------------------------------------------------------------------------------------------------------------------------



                                                                             Year Ended December 31,
                                                                 -------------------------------------------------
                                                                      1998              1997             1996
                                                                 -------------     -------------    --------------
Cash flows from operating activities:
   Net income (loss)                                             $   2,242,000     $   7,016,000    $  (5,260,000)
   Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
       Benefit from deferred income taxes                           (2,100,000)               --               --
       Gain on sale of Pulsarr                                              --        (4,989,000)              --
       Charge for acquired in-process technology                            --                --        4,915,000
       Charge for royalty expense                                           --                --          247,000
       Charge for deferred debt issuance costs                              --           233,000               --
       Depreciation and amortization                                 1,610,000         1,369,000        1,263,000
     Changes  in  assets  and  liabilities
       (net of amounts purchased/sold in
       acquisition/divesture):
          Accounts receivable                                       (1,363,000)           11,000       (1,741,000)
          Inventories                                               (2,199,000)         (499,000)        (581,000)
          Prepaid expenses and other assets                           (760,000)         (186,000)         156,000
          Accounts payable, accrued liabilities, customer
           deposits, accrued payroll and warranty reserve             (539,000)          842,000           51,000
                                                                 -------------     -------------    -------------

          Net cash provided by (used in) operating activities       (3,109,000)        3,797,000         (950,000)
                                                                 -------------     -------------    -------------

Cash provided by (used in) investing activities:
   Proceeds from sale of Pulsarr                                            --         7,010,000               --
   Acquisition of Pulsarr/Ventek - net                                      --                --       (5,984,000)
   Purchases of property and equipment                              (1,383,000)       (1,014,000)      (1,527,000)
                                                                 -------------     -------------    -------------

          Net cash provided by (used in) investing activities       (1,383,000)        5,996,000       (7,511,000)
                                                                 -------------     -------------    -------------

Cash provided by (used in) financing activities:
   Notes payable to bank and others - net                              283,000        (3,792,000)       4,621,000
   Proceeds from preferred stock issuance                            2,579,000                --                --
   Proceeds from common stock issuances                                     --                --        1,896,000
   Proceeds from exercise of stock options                               8,000            97,000           82,000
   Repurchase of Class A Common Stock and Warrants                          --        (1,962,000)              --
   Debt issuance costs                                                      --                --         (400,000)
                                                                 -------------     -------------    -------------

          Net cash provided by (used in) financing activities        2,870,000        (5,657,000)       6,199,000
                                                                 -------------     -------------    -------------

Net increase (decrease) in cash                                     (1,622,000)        4,136,000       (2,262,000)

Cash and cash equivalents, beginning of the period                   6,045,000         1,909,000        4,171,000
                                                                 -------------     -------------    -------------

Cash and cash equivalents, end of the period                     $   4,423,000     $   6,045,000    $   1,909,000
                                                                 =============     =============    =============

Supplemental cash flow information:
   Cash paid for:
      Interest                                                   $     583,000     $     939,000    $     809,000
      Income taxes                                               $      62,000     $      20,000    $          --



                                   See Accompanying Notes to Consolidated Financial Statements.


              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
================================================================================


Note 1 - Summary of Significant Accounting Policies
================================================================================

Basis of Presentation: The consolidated financial statements include the accounts of Advanced Machine Vision Corporation ("AMV" or the "Company") and its four wholly-owned subsidiaries: SRC VISION, Inc. and its wholly-owned SRC VISION BV subsidiary ("SRC"); Ventek, Inc. ("Ventek") from its July 24, 1996 acquisition date; ARC Netherlands BV (inactive) and its respective wholly-owned subsidiary, Pulsarr Holding BV ("Pulsarr"), from its March 1, 1996 acquisition date to its May 6, 1997 disposition date (see Note 4); and Applied Laser Systems, Inc. (inactive).

Through its subsidiaries, the Company designs, manufactures and markets computer-aided vision defect detection and sorting and defect removal equipment for use in a variety of applications, including food processing, wood products and recycling. The Company's systems combine optical and mechanical systems technologies to perform diverse scanning, analytical sensing, measuring and sorting applications on a variety of products such as food, wood and plastics. The Company sells its products throughout the world (see Note 11).

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting Period: The Company utilizes a 52- to 53-week fiscal year ending on the Sunday closest to the end of the fiscal period. Fiscal periods shown ended January 3, 1999, December 28, 1997 and December 29, 1996. In these financial statements, the fiscal periods are shown as December 31 for clarity of presentation.

Cash Equivalents: For financial reporting purposes, cash equivalents consist primarily of money market instruments and bank certificates of deposit that have original maturities of three months or less.

Concentrations of Credit Risk: Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of money market instruments and trade receivables. The Company invests its excess cash in money market instruments and certificates of deposit with high credit quality financial institutions, and by policy, limits the amount of credit exposure to any one issuer. Concentrations of credit risk with respect to trade receivables exist because the Company's subsidiaries rely heavily on a relatively small number of customers (see Note 11). The Company performs ongoing credit evaluations of its customers and generally does not require collateral. The Company maintains reserves for potential credit losses and such losses, to date, have been within management's expectations.

Inventories: Inventories are stated at the lower of cost or net realizable value, with cost determined principally by use of the first-in, first-out method.

Property, Plant, and Equipment: Property, plant and equipment are stated at cost. Depreciation and amortization are computed by either the straight-line or an accelerated method over the estimated useful lives of the assets, which range from three to twenty years. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and any resulting gain or loss is recognized in operations for the period. The cost of maintenance and repairs is charged to expense as incurred; significant renewals and betterments are capitalized.

Intangible Assets: Intangible assets primarily represent the excess of the purchase price of acquisitions over the fair value of net assets acquired ("goodwill"). Intangible assets also represent costs allocated to existing technologies and other specifically identifiable assets arising from business acquisitions. The gross cost of intangible assets aggregated $7,536,000 and $7,482,000 as of December 31, 1998 and 1997, respectively. Intangible assets are being amortized on the straight-line basis over seven to fifteen years (see Note
4). Accumulated amortization aggregated $2,642,000 and $1,947,000 as of December 31, 1998 and 1997, respectively. The Company assesses the recoverability of its intangible assets as described under Long-Lived Assets below.

Long-Lived Assets: Statement of Financial Accounting Standard No. 121 (FAS 121), Accounting for the Impairment of Long-Lived Assets and For Long-Lived Assets to Be Disposed Of, requires that long-lived assets and certain identifiable intangible assets to be held and used by a company be reviewed for impairment whenever events or changes in circumstances indicate that expected future cash flows (undiscounted and without interest charges) for individual subsidiaries may not be sufficient to support the recorded assets. If undiscounted cash flows are not sufficient to support the recorded assets, an impairment is recognized to reduce the carrying value of the assets based on expected discounted cash flows of the subsidiary. The Company adopted the statement in fiscal 1996; however, the adoption did not have a material impact on the Company's financial statements.

Revenue Recognition: The Company recognizes revenue upon shipment of products or, in the case of trial units, upon the customer's acceptance of the product. Customer deposits represent monies received in advance of shipment of products.

Research and Development Costs: Research and development costs are expensed as incurred. Research and development expense is related to developing new products and to improving existing products or processes.

Earnings (Loss) Per Share: Earnings (loss) per share for 1998, 1997 and 1996 have been computed in accordance with Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share."

Changes in Classification: Certain reclassifications have been made to the fiscal 1997 and 1996 financial statements to conform with the financial statement presentation for fiscal 1998. Such reclassifications had no effect on the Company's results of operations or shareholders' equity.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. FAS 109 requires the recognition of deferred tax assets and liabilities for the expected tax effects from differences between the financial reporting and tax bases of assets and liabilities. In estimating future tax effects, FAS 109 generally considers all expected future events other than enactments of changes in tax law or statutorily imposed rates.

Stock-Based Compensation: The Company uses the intrinsic value based method in accounting for its stock option plans as prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees (see Note 8).

Fair  Value  of  Financial  Assets  and  Liabilities:   Statement  of  Financial
Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial assets and liabilities. The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1998.

Foreign Currency Translation: All assets and liabilities of foreign subsidiaries are translated into U. S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of shareholders' equity.

Comprehensive Income: The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Translation adjustments represent the Company's only Other Comprehensive Income item.


Note 2 - Inventories
================================================================================

Inventories consist of the following:

                                                        December 31,
                                               --------------------------------
                                                   1998               1997
                                               -------------      -------------

     Raw materials                             $   2,837,000      $   1,584,000
     Work-in-process                               1,563,000          1,359,000
     Finished goods                                2,979,000          2,238,000
                                               -------------      -------------

                                               $   7,379,000      $   5,181,000
                                               =============      =============


Note 3 - Property, Plant and Equipment
================================================================================

Property, plant and equipment consist of the following:

                                                        December 31,
                                               --------------------------------
                                                   1998                1997
                                               -------------      -------------

     Land                                      $   1,338,000      $     879,000
     Buildings                                     3,734,000          3,589,000
     Machinery and equipment                         869,000            700,000
     Furniture, fixtures and office equipment      2,026,000          1,564,000
                                               -------------      -------------

                                                   7,967,000          6,732,000
     Less: accumulated depreciation               (2,693,000)        (1,957,000)
                                               -------------      -------------

                                               $   5,274,000      $   4,775,000
                                               =============      =============

Substantially all of the property, plant and equipment is secured by a note payable (see Note 6). Depreciation expense aggregated $915,000, $638,000 and $630,000, respectively, for 1998, 1997 and 1996.


Note 4 - Acquisitions
================================================================================

SRC: On February 2, 1994, the Company purchased all of the outstanding shares of stock of SRC for $8.1 million in cash. The Company has accounted for this acquisition using the purchase method. The cost of the acquisition was allocated to the assets acquired and liabilities assumed on the bases of their fair values at the date of acquisition. Goodwill of $2.6 million was recorded as the difference between the acquisition cost and the fair values of the assets acquired and liabilities assumed. The Company is amortizing goodwill over seven years using the straight-line method.

Pulsarr: On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for cash of $6.5 million and notes payable aggregating $1.3 million (see Note 6). The acquisition was accounted for under the purchase method of accounting. The $7.8 million purchase price was allocated based on the fair values of the identifiable assets of Pulsarr as follows: $1.1 million represented the fair values of net tangible assets of Pulsarr, $4.9 million represented acquired in-process technology which was charged to operations in the quarter ended March 31, 1996, and the remainder of $1.8 million represented existing technologies and goodwill to be amortized over fifteen years. The fair values of the acquired in-process technology and existing technologies and goodwill were determined from independent appraisals received by the Company.

On May 6, 1997, the Company sold its Pulsarr subsidiary to Barco NV of Belgium for $8.4 million resulting in a gain of approximately $5 million. The sale resulted in net cash proceeds to AMV of approximately $7 million and a reduction of current and long-term debt of approximately $4.6 million. The gain on the sale of Pulsarr is largely a result of the previous reduction in the carrying value of AMV's investment in Pulsarr due to the $4.9 million charge for acquired in-process technology the Company recorded in the quarter ended March 31, 1996 in conjunction with this acquisition.

Ventek: On July 24, 1996, the Company acquired certain assets and the business of Ventek, subject to certain liabilities. The purchase price was approximately $5.1 million in notes and other securities (see Note 6). The Company also issued a warrant to purchase 1,000,000 shares of Class A Common Stock. In 1998, the warrant was reduced to 250,000 fully vested shares, and was subsequently eliminated upon the restructuring of the acquisition notes (see Note 6). The acquisition is accounted for under the purchase method of accounting. The $5.1 million purchase price was allocated based on the fair values of the identifiable assets of Ventek as follows: $.2 million represented the fair values of net tangible assets of Ventek, and the remaining $4.9 million represented goodwill to be amortized over fifteen years.

The consolidated results of operations for the Company include SRC's, Pulsarr's and Ventek's results of operations from their respective acquisition dates, and in the case of Pulsarr, through its disposition date in May 1997.

Unaudited Proforma Statements of Operations: The unaudited proforma condensed combined statements of operations, shown below as supplemental information, assume that Pulsarr was sold at the beginning of 1997. However, the proforma combined balances are not necessarily indicative of balances which would have resulted had the divestiture occurred as of the beginning of such periods presented. Proforma condensed combined statements of operations are presented below:

                                                                      1997
                                                                    Proforma
                                                                   (unaudited)
                                                                  -------------

     Sales                                                        $  29,416,000
                                                                  =============
     Gross profit                                                 $  15,014,000
                                                                  =============
     Net income                                                   $   2,018,000
                                                                  =============
     Earnings per share:
        Basic                                                     $        0.18
                                                                  =============
        Diluted                                                   $        0.16
                                                                  =============


Supplemental Cash Flow Disclosures Relating to Acquisitions: In 1996, the Company paid $5,984,000 in cash, net of cash acquired, as part of the cost to acquire Pulsarr and Ventek as follows:

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
                                                                  =============


Note 5 - Accrued Liabilities
================================================================================

Accrued liabilities consist of the following:
                                                        December 31,
                                               --------------------------------
                                                   1998                1997
                                               -------------      -------------

     Commissions                               $     359,000      $     356,000
     Interest                                        317,000            211,000
     Legal claims and fees                           113,000            181,000
     Income taxes                                     34,000             79,000
     Other                                           174,000            319,000
                                               -------------      -------------

                                               $     997,000      $   1,146,000
                                               =============      =============


Note 6 - Financing Arrangements
================================================================================

The Company has a line of credit with a commercial bank that provides for a secured operating line of credit up to $2,000,000. At the option of the Company, interest is stated at the prime rate or at an "offshore rate" plus 1.85%. The Business Loan Agreement governing the line of credit contains covenants requiring certain levels of liquid assets, tangible equity and working capital. At December 31, 1998, the Company had no borrowings under the line and was in compliance with all covenants. The line expires on April 30, 1999.

Long-term debt consists of the following:

                                                        December 31,
                                               --------------------------------
                                                   1998                1997
                                               -------------      -------------


     Mortgage note (SRC)                       $   2,979,000      $   2,690,000
     6.75% convertible note                          900,000            900,000
     6.75% note (Ventek)                           1,000,000          1,000,000
     6.75% convertible note (Ventek)               2,250,000          2,250,000
     Ventek note                                   1,529,000          1,529,000
                                               -------------      -------------

                                                   8,658,000          8,369,000
     Less: current maturities                       (790,000)           (27,000)
                                               -------------      -------------

                                               $   7,868,000      $   8,342,000
                                               =============      =============

The SRC mortgage note is payable to a bank in monthly installments of $24,000 including interest at 8.3%, with the remaining unpaid balance due on May 1, 2008. The note is secured by substantially all of SRC's property, plant and equipment and is guaranteed by the Company. The loan agreement contains certain covenants and restrictions including limitations on incurrence of debt.

On April 13, 1995, the Company borrowed $2,160,000 pursuant to a convertible subordinated secured note. Interest on the note was 10.25% and was payable twice yearly. The note was convertible into the Company's Class A Common Stock at $1.875 per share. In connection with the borrowing, the Company paid a finders fee of $160,000 and issued 300,000 warrants to purchase Class A Common Stock at $1.875 per share. In October 1996 and March 1997, $645,000 and $250,000 of
principal of the note were converted into 344,000 and 133,333 shares of Class A Common Stock, respectively. The remaining principal balance of $1,265,000 was paid as scheduled in April 1997. The 300,000 warrants issued in conjunction with this borrowing were repurchased in August 1997.

In April 1996, in connection with the acquisition of Pulsarr, the Company raised a net of $3,000,000 in a private placement of $3,400,000 of convertible secured notes. The notes presently bear interest at 10.25% payable quarterly. The interest rate may be adjusted upward on each anniversary date of the notes if the market price of the Company's Class A Common Stock fails to reach certain levels. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount will be due in April 2001. The notes are secured by 54% of the stock of ARC Netherlands BV, a wholly-owned subsidiary of the Company established to purchase Pulsarr. The notes are convertible into the Company's Class A Common Stock at $2.125 per share. In connection with the borrowing, the Company paid a finder's fee of $400,000 and issued 340,000 warrants to purchase Class A Common Stock at $2.125 per share. In September 1997, the Company prepaid $2,500,000 of the note. The 340,000 warrants issued in conjunction with this borrowing were repurchased in August 1997.

AMV issued the following notes in connection with the acquisition of Ventek: (i) a 6.75% $1,000,000 note due July 23, 1999; (ii) a 6.75% $2,250,000 note due July
23, 1999 convertible into the Company's Class A Common Stock at $2.25 per share; and (iii) a $1,125,000 note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Class A Common Stock or, at the Company's option, in cash on July 23, 1999, or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. The $1,125,000 note and stock appreciation rights payable were valued at $1,529,000 on the acquisition date based upon an independent appraisal received by the Company. All three notes are secured by all of the issued and outstanding shares of Ventek. The three notes are payable to Veneer Technology, Inc., a company owned by the four former stockholders of Ventek, all of whom are current employees of the Company. The 6.75% $2,250,000 note also contains a provision that, upon an initial public offering ("IPO") of the common stock of one or more of, or any combination of, SRC and Ventek (together, "Subsidiary"), but only if such IPO occurs during the term of the note, the noteholder shall have the right to sell back to AMV up to 1,000,000 shares of AMV Class A Common Stock received upon conversion for consideration consisting of Subsidiary common stock owned by AMV. The number of shares of Subsidiary common stock to be paid shall be determined by dividing the total market value (as defined) of the shares of AMV Class A Common Stock to be sold by 70% of the IPO price of Subsidiary's common stock.

In February 1999, the Ventek notes were restructured. $750,000 of the $1,000,000 note was prepaid, and the maturity date of the remaining $250,000 was extended to July 23, 2000. The maturity date of the $2,250,000 note was extended to July 23, 2000. The $1,125,000 note was paid in full by delivery of 1,800,000 restricted shares (see Note 10) and the stock appreciation rights were cancelled.

As of December 31, 1998, the aggregate amount of minimum maturities of long-term debt, as adjusted for the Ventek debt restructuring, are as follows:
1999--$790,000;  2000--$4,072,000;  2001--$946,000; 2002--$50,000; 2003--$55,000
and thereafter $2,745,000.


Note 7 - Income Taxes
================================================================================

Income (loss) before income taxes is composed of the following:

                                                      1998            1997              1996
                                                 ------------    -------------     --------------
Domestic                                         $    366,000    $   2,143,000     $       75,000
Foreign                                              (207,000)       4,972,000         (5,335,000)
                                                 ------------     ------------     --------------

                                                 $    159,000     $  7,115,000     $   (5,260,000)
                                                 ============     ============     ==============

The components of the provision
   for income taxes are as follows:

                                                      1998            1997              1996
                                                      ----            ----              ----
Federal:
   Current                                       $     17,000     $     99,000     $           --
   Deferred                                            59,000          870,000           (124,000)
                                                 ------------     ------------     --------------

     Total federal                                     76,000          969,000           (124,000)
                                                 ------------     ------------     --------------

State:
   Deferred                                            15,000          107,000            (14,000)
                                                 ------------     ------------     --------------

     Total state                                       15,000          107,000            (14,000)
                                                 ------------     ------------     ---------------

Increase (decrease) in valuation allowance         (2,174,000)        (977,000)           138,000
                                                 ------------     ------------     --------------

     Total provision                             $ (2,083,000)    $     99,000     $           --
                                                 ============     ============     ==============


The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                            December 31,
                                                  -----------------------------
                                                        1998           1997
                                                  ------------     ------------
Deferred tax asset:
     Loss carry-forwards                          $  4,686,000     $  4,957,000
     Property basis differences                        876,000          576,000
     Reserves and accruals                             563,000          634,000
     Research and development costs                     69,000          109,000
     Alternative minimum taxes                          77,000           69,000
                                                  ------------     ------------

                                                     6,271,000        6,345,000

Deferred tax asset valuation allowance              (4,171,000)      (6,345,000)
                                                  ------------     ------------

     Net deferred tax asset                       $  2,100,000     $         --
                                                  ============     ============


The net reduction in the valuation allowance of $977,000 in 1997 was the result of the utilization of the net operating loss carry-forwards to reduce current income taxes, partially offset by the net changes in temporary differences.

The net reduction in the valuation allowance of $2,174,000 in 1998 was the result of the utilization of the net operating loss carry-forwards to reduce current income taxes, partially offset by the net changes in temporary differences, and to recognize a deferred tax asset of $2,100,000. The recognized deferred tax asset is based upon expected utilization of the temporary differences as well as a portion of the net operating loss carry-forwards.

The Company has assessed its past earnings history and trends, budgeted sales and the expiration dates of carry-forwards and has determined that it is more likely than not that $2,100,000 of the deferred tax asset will be realized. The remaining valuation allowance of $4,171,000 is maintained against the net operating loss carry-forwards, which the Company has determined may not be realized.

The Company has net operating loss carry-forwards of approximately $12,300,000. Such carry-forwards may be used to offset taxable income, if any, in future years through their expirations in 2007 to 2011. Because of the substantial change in the Company's ownership which occurred as a result of the initial public offering in March 1992 and subsequent issuances of common stock, the annual amount of tax loss carry-forward which can be utilized is limited. Utilization of approximately $5,800,000 of the above carry-forwards is limited to approximately $1,800,000 per year. Such limitation could result in the expiration of a part of the carry-forwards before their utilization.

The provision for (benefit from) income taxes differs from an amount computed using the statutory federal income tax rate as follows:


                                                                           Year Ended December 31,
                                                             -------------------------------------------------
                                                                   1998             1997              1996
                                                             --------------     -------------    -------------
     Provision for (benefit from) income taxes
        at federal statutory rate                            $      124,000     $   2,419,000    $  (1,788,000)
     State taxes (benefit)                                           15,000           107,000         (259,000)
     Non-deductible in-process technology charge                         --                --        1,671,000
     Non-taxable gain on sale of Pulsarr                                 --        (1,696,000)              --
     Realized benefit from utilizing net operating
        loss carry-forward                                         (271,000)       (1,302,000)         191,000
     Deferred tax valuation allowance                            (1,903,000)          370,000          138,000
     Alternative Minimum Tax                                         17,000            99,000               --
     Other                                                          (65,000)          102,000           47,000
                                                             --------------     -------------    -------------
                                                             $   (2,083,000)    $      99,000    $          --
                                                             ==============     =============    =============



Note 8 - Employee Benefit and Stock Option Plans
================================================================================

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. Pursuant to the provisions of the plan, eligible participants may elect to contribute up to 15% of their base compensation, subject to certain limitations, and the Company may, at its option, match employee contributions up to a certain percentage. No Company matching has occurred under the plan.

The Company maintains several stock option plans under which non-qualified and incentive stock options for the Company's Class A Common Stock have been granted to directors, officers and other employees. The plans are administered by the Stock Option Committee of the Board of Directors (the "Committee"). Additionally, the Company has occasionally granted non-plan options to directors, officers or consultants on terms similar to plan options. The stock option price per share for options granted is determined by the Committee and is based on the market price of the Company's common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Committee, except that no option can be exercised later than ten years from the date it was granted. The stock options generally vest over one to four years. The terms of non-plan options are determined by the full Board of Directors or the Compensation Committee of the Board.

The following table sets forth the options granted, forfeited and exercised during the three years ended December 31, 1998, and their respective weighted average exercise price per share:

                                                                Weighted
                                               Shares            Average
                                            Under Option     Price Per Share
                                            ------------     ---------------

     Balance at December 31, 1995              2,650,000         $ 1.94
         Granted                                 698,000           1.93
         Exercised                               (83,000)          1.00
         Canceled                               (138,000)          1.21
                                             -----------         ------

     Balance at December 31, 1996              3,127,000         $ 2.00
         Granted                               1,194,000           1.75
         Exercised                               (97,000)          1.00
         Canceled                               (775,000)          2.21
                                             -----------         ------

     Balance at December 31, 1997              3,449,000         $ 1.89
         Granted                                 528,000           1.86
         Exercised                                (8,000)          1.00
         Canceled                               (539,000)          4.05
                                             -----------         ------

     Balance at December 31, 1998              3,430,000         $ 1.55
                                             ===========         ======


The following table sets forth information about stock options outstanding at December 31, 1998:

                          Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------       --------------------------
                                           Weighted           Weighted                         Weighted
                                            Average            Average                          Average
   Range of            Number              Remaining          Exercise         Number          Exercise
Exercise Price       Outstanding       Contractual Life         Price        Exercisable         Price
--------------       -----------       ----------------       --------       -----------       --------
  1.00                 1,315,000             6 years            1.00           1,315,000         1.00
  1.19-2.19            1,900,000             8 years            1.77             381,000         1.71
  3.00                   215,000             5 years            3.00             215,000         3.00
                     -----------                                             -----------

                       3,430,000                                               1,911,000
                     ===========                                             ===========


As of December 31, 1998 there were 429,000 shares available for future grants.

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

In January 1997, SRC granted a total of 342,000 options under the SRC Plan to purchase SRC common stock at $1.86 per share. The options become exercisable on January 10, 2006 and expire one year thereafter. Upon completion of an initial public offering of SRC's common stock, the vesting of such options will accelerate so that 100% will be exercisable on the third anniversary date of the IPO. As of December 31, 1998, there were 317,000 options under grant and 79,000 shares available for future grant under the SRC Plan.

Disclosure Requirements of Statement of Financial Accounting Standards No. 123 ("FAS 123"): The Company has elected to account for its stock-based compensation plans under APB 25. FAS 123 requires that the Company provide proforma information regarding net income and earnings per share as if the Company had accounted for the stock options granted under the fair value method of the statement. The fair value of options granted was estimated using the Black-Scholes model. The Company's proforma information follows:

                                                       1998            1997
                                                  ------------     ------------

     Proforma net income                          $  1,746,000     $  6,807,000
     Proforma diluted earnings per share          $       0.14     $       0.46

The fair value of the options granted was $1.05 and $1.04 in 1998 and 1997, respectively, and estimated using the following weighted average assumptions:

                                                       1998            1997
                                                  ------------     ------------

     Risk-free interest rate                          5.32%            6.12%
     Dividend yield                                      0%               0%
     Expected life of option                        5 years          5 years
     Volatility factor                                  61%              63%

The above information is based on historical activity and may not represent future trends.


Note 9 - Commitments and Contingencies
================================================================================

AMV is a party to several lawsuits in the ordinary course of its business. AMV believes that the outcome of all such proceedings, even if determined adversely to the Company, will not have a material effect upon its business or financial position.


Note 10 - Shareholders' Equity and Earnings (Loss) Per Share
================================================================================

Series B Preferred Stock: In October 1998, the Company sold 119,106 shares of Series B Preferred Stock (the entire authorized number of such shares) to FMC Corporation ("FMC") for $2,579,000. The preferred stock is convertible into 1,191,060 shares of Class A Common Stock ("Common Stock"), which, if converted, represents a 10% ownership position based on the number of common shares outstanding on the transaction date. Each share of preferred stock is allowed ten votes in matters placed before the common stockholders except in the election of directors, in which case FMC has the right to elect one director. The preferred stock pays no dividends. The preferred stock has a $22-per-share liquidation preference. FMC also has a five-year one-time option to purchase a number of shares of Common Stock equal to 15% of the shares outstanding on the exercise date at a price equal to the greater of the then-current market value (as defined) of the Common Stock or $2.20 per share.

So long as any shares of preferred stock are outstanding, the Company must obtain the consent of the holders of a majority of the then-outstanding shares of preferred stock to (i) take any action which adversely alters or changes or may adversely alter or change the rights, preferences or privileges of the Series B Preferred Stock; (ii) increase or decrease the authorized number of shares of Series B Preferred Stock; (iii) create (by reclassification or otherwise) any class or series of shares having rights, preferences or privileges senior to or on a parity with the Series B Preferred Stock; (iv) redeem or repurchase any shares of capital stock except in certain instances;
(v) merge  with or into any  other  entity  or enter  into any  other  corporate reorganization, recapitalization, sale of control or any transaction that, directly or indirectly, results in the sale, license, lease, transfer, conveyance or other disposition of all or substantially all of the assets or properties of the Company; (vi) sell, license, lease, transfer, convey or otherwise dispose of the Company's intellectual property in which FMC received a security interest; (vii) amend or waive any provision of the Company's Articles of Incorporation or By-laws; (viii) acquire assets or securities of another person or entity if the aggregate consideration paid in all such transactions (other than those in the ordinary course of business) combined exceeds $2,000,000 or any one such transaction exceeds $500,000; (ix) issue any additional equity securities or any other securities convertible or exchangeable into equity securities (other than issuance of shares of Common Stock pursuant to employee stock options or other employee stock plans in effect as of the FMC transaction date and, with the approval of the Board of Directors, shares of Common Stock to unrelated third parties, in arms-length transactions that do not exceed 100,000 shares for any fiscal year); or (x) approve the liquidation, dissolution or winding up of the Company.

The provisions of the preferred stock also provide that if FMC desires to transfer the preferred stock, the Company has the right of first refusal to acquire such shares. For as long as the preferred stock is outstanding, if the Company intends to issue equity securities other than to FMC, or as permitted, FMC shall have the right to acquire a portion of such securities to retain its percentage ownership immediately prior to such issuance.

The Company and FMC also entered a Representative Agreement whereby FMC would undertake to sell the Company's machine vision products to the food processing industry in many areas of the world. The Representative Agreement may be terminated for or without cause. Each share of Series B Preferred Stock shall automatically be converted into shares of Common Stock upon the later of (i) the third anniversary of the date of issuance or (ii) the sixtieth day after the termination of the Representative Agreement.

Common Stock: The authorized number of shares of no par value Class A Common Stock and no par value Class B Common Stock are 60,000,000 and 3,000,000, respectively. Upon sale or transfer, each share of Class B Common Stock is automatically convertible into one share of Class A Common Stock. Both the Class A and Class B Common Stock are entitled to one vote per share. As of December 31, 1998, there were 10,664,000 shares of Class A Common Stock and 56,000 shares of Class B Common Stock outstanding.

Common Stock Warrants: The Company has several classes of common stock warrants outstanding. The key terms are included in the table below.

In 1998, Class A, B, C and D Warrants to purchase approximately 11.7 million shares of Class A Common Stock expired. Also in 1998, Class I Warrants to purchase 750,000 shares of Class A Common Stock were eliminated. In 1999, the remaining 250,000 Class I Warrants were eliminated as part of the Ventek debt restructuring (see Note 6). All classes of remaining warrants provide for adjustment of the exercise price and for a change in the number of shares issuable upon exercise to protect holders against dilution in the event of a stock dividend, stock split, combination or reclassification of the Common Stock.

Schedule  of  Outstanding  Stock,  Warrants,   Convertible  Debt  and  Potential
Dilution: The following table summarizes outstanding common stock as of December 31, 1998, potential dilution to the outstanding common stock upon exercise of warrants and conversion of convertible debt remaining after (i) the February 9, 1999 restructuring of Ventek debt (see Note 6) and issuance of 350,000 shares of restricted stock, and (ii) the February 28, 1999 expiration of 240,000 Class G Warrants, and proforma proceeds from the exercise of warrants and debt conversion. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.


                                                                                                      Proforma
                                   Number or Principal       Class A Common Stock   Exercise or       Proceeds
                                   Amount Outstanding          After Exercise or    Conversion         or Debt
          Security                at February 28, 1999            Conversion           Price          Reduction
     ---------------------------- --------------------       --------------------   -----------       ---------
     Common Stock:                                                12,870,000
     Warrants (expiration date):
        J (9/30/99)                           300,000                300,000          $ 2.03        $    608,000
                                                                ------------                        ------------

     Convertible Debt (due date):
        6.75% Notes (4/16/01)            $    900,000                423,000            2.13             900,000
        6.75% Ventek Note (7/23/00)      $  2,250,000              1,000,000            2.25           2,250,000
                                                                ------------                        ------------

                                                                   1,423,000                           3,150,000
                                                                ------------                        ------------

     Preferred Stock:                         119,100              1,191,000
                                                                ------------

     Potentially outstanding shares
        and proforma proceeds and
        reduction of debt                                         15,784,000                        $  3,758,000
                                                                ============                        ============


The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt will be converted.

In addition, on December 31, 1998, AMV had outstanding options to purchase 3,430,000 shares of Class A Common Stock, 2,798,000 of which are under its stock option plans (see Note 8).

The existence of these outstanding warrants, options, and convertible securities, including options that may be granted under AMV's stock option plans or otherwise, could adversely affect AMV's ability to obtain future financing. The price which AMV may receive for the Class A Common Stock issued upon exercise of options and warrants, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of the Common Stock at the time such options and warrants are exercised or debt is converted. For the life of the warrants, options and convertible debt, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership. Moreover, the holders of the options and warrants might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

1997 Restricted Stock Plan: The 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth and stock price. The total number of shares of Common Stock issuable under the 1997 Plan shall not exceed 2,000,000.

In January 1997, the Company's Board of Directors awarded 2,000,000 shares of restricted Common Stock to three key employees of the Company. In September 1997, 1,800,000 shares were donated back to the Company and retired. The remaining 200,000 shares cannot be traded or transferred unless (i) the employee remains in the employ of the Company until January 10, 2000 and (ii) a payment of $1.80 per share is made by the employee to AMV. If any of these conditions are not met, the related shares of stock will be forfeited and returned to the Company.

In February 1999, the Company's Board of Directors awarded 350,000 shares of restricted Common Stock to four key employees of the Company. The shares cannot be traded or transferred unless a payment of $1.25 per share is made by the employee to AMV between February 1, 2000 and January 31, 2001. If this condition is not met, the related shares will be forfeited and returned to the Company.

Stock Rights Plan: In February 1998, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to AMV's Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

After a triggering event, the rights will detach from the Common Stock. If AMV is then merged into, or is acquired by, another corporation, the Company has the opportunity to either (i) redeem the rights or (ii) permit the rights holder to receive in the merger stock of AMV or the acquiring company equal to two times the exercise price of the right (i.e., $30). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of AMV's Board of Directors, the offer is inadequate.

In December 1998, the Rights Plan was amended to permit FMC to acquire up to 1,600,000 shares of AMV Common Stock on the open market without causing a triggering event.

Earnings (Loss) Per Share: Earnings (loss) per share, calculated in accordance with FAS 128, is presented in the following table:

                                                          For the Year Ended December 31,
                               ----------------------------------------------------------------------------------
                                         1998                          1997                          1996
                               ----------------------        -----------------------        ---------------------
                                 Income        Shares         (Loss)          Shares         Income        Shares
                               ---------      -------        ---------       --------       --------      -------
                                                       (In thousands except per-share data)
Calculation of EPS
Income (loss) available to
   common shareholders         $   2,242       10,717        $   7,016        11,202        $(5,260)        10,704
Reduction for contingently
   returnable shares as all
   conditions were not
   met as of period end               --         (200)              --          (200)            --             --
                               ---------     --------        ---------      --------        -------      ---------
Income (loss) available to
   common shareholders         $   2,242       10,517        $   7,016        11,002        $(5,260)        10,704


-------------------------------------------------------------------------------------------------------------------
Basic EPS                                    $   0.21                       $   0.64                      $ (0.49)
-------------------------------------------------------------------------------------------------------------------



Effect of Dilutive Securities:
Stock options and warrants            --          744               --           663             --             --
Preferred stock                       --          251               --            --             --             --
Note and stock appreciation
   rights agreement                  100        1,800              100         1,800             --             --
Convertible debt                     252        1,424              252         1,423             --             --
                               ---------     --------        ---------      --------        -------      ---------
Income (loss) available to
   common shareholders
   and assumed conversions     $   2,594       14,736        $   7,368        14,888        $(5,260)        10,704
                               =========     ========        =========      ========        =======      =========


-------------------------------------------------------------------------------------------------------------------
Diluted EPS                                  $   0.18                       $   0.49                      $ (0.49)
-------------------------------------------------------------------------------------------------------------------

The number of shares of common stock, along with their respective exercise prices, underlying options, warrants and convertible debt, which were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common stock, are listed below.

                                       1998            1997            1996
                                  -------------   -------------   -------------
Number of shares of common
 stock exercisable from:
   Options                            2,113,000       1,135,000       1,120,000
   Warrants                             790,000      13,215,000      13,990,000
   Convertible debt                          --              --       3,849,000
                                  -------------   -------------   -------------

                                      2,903,000      14,350,000      18,959,000
                                  =============   =============   =============

   Exercise price ranges          $1.41 - $3.00   $2.00 - $4.94   $2.00 - $4.94


Note 11 - Business Segment and Geographic Information
================================================================================

The Company operates in one industry--designing, manufacturing and marketing of computer-aided vision defect detection and sorting and defect removal equipment. The Company has subsidiaries located in the United States and The Netherlands. Revenue transfers between geographic areas, and other intergeographical eliminations are not material. Net sales, net income (loss) and identifiable assets by geographic areas are as follows:

                                 1998            1997             1996
                           --------------   -------------     -------------
Net sales:
     United States         $   25,272,000   $  29,416,000     $  21,506,000
     Europe                     1,769,000       2,558,000         8,432,000
                           --------------   -------------     -------------

                           $   27,041,000   $  31,974,000     $  29,938,000
                           ==============   =============     =============
Net income (loss):
     United States         $    2,449,000   $   2,229,000 (A) $      75,000  (C)
     Europe                      (207,000)      4,787,000 (B)    (5,335,000) (D)
                           --------------   --------------    -------------

                           $    2,242,000   $   7,016,000     $  (5,260,000)
                           ==============   =============     =============
Identifiable assets:
     United States         $   27,126,000   $  24,294,000     $  20,784,000
     Europe                     2,713,000         941,000        10,154,000
                           --------------   -------------     -------------

                           $   29,839,000   $  25,235,000     $  30,938,000
                           ==============   =============     =============

(A) Includes a charge of $233,000 for the write-off of deferred debt issue costs associated with the early retirement of debt.
(B) Includes a gain of $4,989,000 from the sale of Pulsarr.
(C) Includes  charges of $647,000 for the write-off of deferred royalty expense.
(D) Includes a charge of $4,915,000 for the write-off of acquired in-process technology.

Included in United States sales are export sales of $7,057,000 in 1998, $7,999,000 in 1997 and $7,504,000 in 1996.

The Company sold equipment to a single customer totaling 14% in 1997, and to two different customers totaling 13% and 12% of sales in 1996.


Note 12 - Quarterly Financial Data (Unaudited)
================================================================================

Quarters Ended                        March 31         June 30     September 30      December 31        Total
----------------------------------------------------------------------------------------------------------------
Fiscal 1998
Sales                            $    7,103,000    $   9,087,000  $    5,546,000    $   5,305,000  $  27,041,000
Gross profit                          3,333,000        5,035,000       2,879,000        3,209,000     14,456,000
Net income                              182,000        1,016,000          75,000          969,000      2,242,000
Basic earnings per share                   0.02             0.10            0.01             0.09           0.21
Diluted earnings per share                 0.02             0.08            0.01             0.07           0.18

Fiscal 1997
Sales                            $    9,337,000    $   7,607,000  $    5,861,000    $   9,169,000  $  31,974,000
Gross profit                          4,607,000        3,933,000       3,029,000        4,363,000     15,932,000
Net income (loss)                       769,000        5,367,000        (160,000)       1,040,000      7,016,000
Basic earnings (loss) per share            0.07             0.47           (0.01)            0.10           0.64
Diluted earnings (loss) per share          0.05             0.34           (0.01)            0.08           0.49


Management's Discussion and Analysis of
Financial Condition and Results of Operations
================================================================================

Introduction

The Company acquired Pulsarr and Ventek in March 1996 and July 1996, respectively. Pulsarr was subsequently sold in May 1997. The operations of the acquired entities are included in the financial statements from their respective acquisition dates, and in the case of Pulsarr, through its disposition date.

The following table sets forth the results of operations for the last three years (amounts in thousands):

                                                                      Year Ended December 31,
                                           -----------------------------------------------------------------------
                                                    1998                       1997                     1996
                                           ---------------------      --------------------     -------------------
                                             Amount          %         Amount          %        Amount         %
                                           ---------    --------      --------     -------     ---------   -------
Net sales                                  $  27,041      100.0%      $ 31,974      100.0%     $  29,938    100.0%
Cost of sales                                 12,585       46.5%        16,042       50.2%        15,794     52.8%
                                           ---------    --------      --------     -------     ---------   -------
   Gross profit                               14,456       53.5%        15,932       49.8%        14,144     47.2%
                                           ---------    --------      --------     -------     ---------   -------
Operating expenses:
   Selling and marketing                       4,762       17.6%         4,930       15.4%         4,662     15.6%
   Research and development                    5,024       18.6%         3,950       12.4%         4,038     13.5%
   General and administrative                  3,413       12.6%         3,303       10.3%         3,549     11.8%
   Goodwill amortization                         695        2.6%           731        2.3%           633      2.1%
   Charge for acquired in-process
     technology                                   --          --            --          --         4,915     16.4%
   Charge for royalty expense                     --          --            --          --           647      2.2%
                                           ---------    --------      --------     -------     ---------   -------
                                              13,894       51.4%        12,914       40.4%        18,444     61.6%
                                           ---------    --------      --------     -------     ---------   -------
Income (loss) before other income
   and expense                                   562        2.1%         3,018        9.4%        (4,300)   (14.4)%
Gain on sale of Pulsarr                           --          --         4,989       15.6%            --        --
Investment and other income                      286        1.1%           371        1.2%           190        .6%
Interest expense                                (689)     (2.5)%        (1,263)     (4.0)%        (1,150)    (3.8)%
                                           ---------   ---------      --------     -------     ---------   --------
Income (loss) before income taxes                159        0.6%         7,115       22.3%        (5,260)   (17.6)%
Provision for (benefit from) income
   taxes                                      (2,083)     (7.7)%            99      (0.3)%            --         --
                                           ---------   ---------      --------     -------     ---------   --------
   Net income (loss)                       $   2,242        8.3%      $  7,016       21.9%     $  (5,260)   (17.6)%
                                           =========   =========      ========     =======     =========   ========


Fiscal 1998 Compared to Fiscal 1997

Sales for 1998 were $27,041,000, down 15% when compared to sales for 1997 of $31,974,000. Sales of non-food machine vision systems decreased 15% or $2,164,000 to $12,760,000. Sales of food machine vision systems decreased 16% or $2,769,000 to $14,281,000. Pulsarr sales, which were comprised entirely of food machine vision systems, aggregated $2,558,000 in 1997 and represent the primary cause for the decrease in sales of food machine vision systems. Total machine vision systems sold, excluding Pulsarr, were 75 in 1998 and 90 in 1997.

Cost of sales was 46.5% of sales in 1998 and 50.2% in 1997.

Gross profit decreased by 9% to $14,456,000 in 1998 when compared to $15,932,000 of gross profit in 1997. In 1998, gross profit was 53.5%, as compared to 49.8% in 1997. The increase in gross profit as a percentage of sales in 1998 as compared to 1997 is primarily related to the exclusion of the lower-margin Pulsarr products as well as a change in sales mix to higher-margin products.

Selling and marketing expenses decreased $168,000 in 1998 to $4,762,000 when compared to $4,930,000 in 1997. Selling and marketing expenses in 1997 included $260,000 relating to Pulsarr as compared to none in 1998. This decrease was partially offset by increased sales and service personnel at both SRC and Ventek.

Research and development expenses were $5,024,000 and $3,950,000 in 1998 and 1997, or 18.6% and 12.4% of sales, respectively. Research and development expenses in 1997 included $178,000 relating to Pulsarr as compared to none in 1998. The increased expenses were incurred to accelerate completion of the Company's next generation of food sorter and vision system processor, as well as to develop new products for the processing of softwood veneer. Research and development expenses are expected to approximate 14% of sales in 1999.

General and administrative expenses increased $110,000 to $3,413,000 in 1998 from $3,303,000 in 1997. General and administrative expenses in 1997 included $343,000 relating to Pulsarr as compared to none in 1998. The increase is primarily the result of costs associated with a project of reevaluating the financial and operational processes and procedures in preparation for possible future growth in business, as well as an increase in personnel costs.

The decrease in goodwill amortization is due to the exclusion of goodwill related to Pulsarr in 1998 as compared to 1997.

The decrease in investment and other income is the result of lower cash balances available for investment.

The decrease in interest expense is primarily due to lower debt balances outstanding. Additionally, interest expense in 1997 included $233,000 of deferred debt issuance costs written off as the result of the early repayment of $2,500,000 of convertible notes payable.

The benefit from income taxes of $2,083,000 is composed of a benefit from deferred income taxes of $2,100,000 to recognize a deferred tax asset, partially offset by a provision for current income taxes of $17,000 due pursuant to the Alternative Minimum Tax rules of the Internal Revenue Code. The Company has assessed its past earnings history and trends, budgeted sales and the expiration dates of carry-forwards and determined that it is more likely than not that $2,100,000 of the deferred tax asset will be realized. A valuation allowance of $4,171,000 is maintained against the remaining deferred tax asset, which the Company determined may not be realized.

Net income for 1998 was $2,242,000 as compared to $7,016,000 in 1997. Net income for 1998 includes a benefit from deferred taxes of $2,100,000, while net income for 1997 includes a gain on the sale of Pulsarr of $4,989,000 and a charge relating to the write-off of deferred debt issuance costs. Income before special items was $142,000 for 1998 compared to $2,260,000 for 1997 as a result of the factors described above.

Fiscal 1997 Compared to Fiscal 1998

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

Gross profit increased by 13% to $15,932,000 in 1997 when compared to $14,144,000 of gross profit in 1996. In 1997, gross profit was 49.8%, as compared to 47.2% in 1996. The increase in gross profit as a percentage of sales is primarily related to a larger volume of higher-margin products included in 1997, and an increase in the overall sales volume that allowed for the spreading of fixed costs over a larger sales base.

Selling and marketing expenses increased 6% in 1997 to $4,930,000 when compared to $4,662,000 in 1996. The increase in selling and marketing expense is due to the increase in sales. Selling and marketing expenses amounted to 15.4% of sales in 1997 and 15.6% of sales in 1996.

Research and development expenses were $3,950,000 and $4,038,000 in 1997 and 1996, or 12.4% and 13.5% of sales, respectively. The decrease was the result of the inclusion of only four months of Pulsarr's costs in 1997 as compared to ten months in 1996, partially offset by increases in research and development expenses at the Company's other operating subsidiaries.

General and administrative expenses decreased $246,000 to $3,303,000 in 1997 from $3,549,000 in 1996. The decrease in general and administrative expenses was the result of the inclusion of only four months of Pulsarr's costs in 1997 as compared to ten months in 1996, partially offset by increases in general and administrative expenses at the Company's other operating subsidiaries.

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

Liquidity and Capital Resources

The Company's cash balance and working capital was $4,423,000 and $12,100,000, respectively, at December 31, 1998 compared to $6,045,000 and $9,133,000, respectively, at December 31, 1997. The Company's debt-to-equity ratio at December 31, 1998 was .51 compared to .70 at December 31, 1997.

During 1998, net cash used in operating activities totaled $3,109,000 compared to cash generated in operating activities of $3,797,000 in 1997 and cash used by operating activities of $950,000 in 1996. Income before special items was $142,000 in 1998 as compared to $2,260,000 in 1997 and is one of the causes of the decrease in cash generated from operations in 1998 as compared to 1997. The Company used $2,199,000 of cash in 1998 to build inventories in order to place more trial and demonstration machines at customer locations. Accounts receivable increased by $1,363,000 in 1998 as the result of granting slightly longer payment terms relating to certain sales. Cash was also used in 1998 to increase prepaid and other assets by $760,000 and to reduce current liabilities by $539,000.

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

Cash used in investment activities totaled $1,383,000 in 1998 compared to cash provided in investment activities of $5,996,000 in 1997 and cash used by investment activities of $7,511,000 in 1996. Cash resources of $1,383,000, $1,014,000 and $1,527,000 were used to acquire property and equipment in 1998, 1997 and 1996, respectively. The Company has no material commitments for capital expenditures at December 31, 1998. The sale of Pulsarr provided net cash of $7,010,000 in 1997. The acquisition of Pulsarr in 1996 used cash of $5,984,000. Consideration given for the Ventek acquisition was approximately $5.1 million in notes and other securities.

Cash provided by financing activities totaled $2,870,000 in 1998 as compared to cash used by financing activities of $5,657,000 in 1997 and cash provided by financing activities of $6,199,000 in 1996. In 1998, the Company received net proceeds of $2,579,000 from the sale of preferred stock to FMC Corporation, and in April, refinanced its 9.75% $2,680,000 mortgage with a new 8.3% $3,000,000 mortgage. In 1997, cash generated from operations and the sale of Pulsarr was used to repay the remaining $1,265,000 principal balance of the Company's 10.25% Convertible Note in April 1997, to repay early $2,500,000 of its $3,400,000 6.75% Convertible Note, at par, in September 1997 and to purchase 1,001,640 shares of the Company's Class A Common Stock and 640,000 warrants to purchase Class A Common Stock for $1,962,000 in August 1997. In March 1996, the Company received $2,000,000 from the sale of 1,400,000 shares of Class A Common Stock pursuant to a private placement. In April 1996, the Company received $3,000,000 representing the net proceeds of a private placement of convertible debt. The cash generated from this transaction was used to finance the acquisition of Pulsarr and to provide funds for working capital purposes.

In February 1999, an agreement was reached with the former owners of Ventek pursuant to which the Company prepaid $750,000 of debt that would have otherwise been due on July 23, 1999, and issued 1,800,000 shares of restricted Class A Common Stock in prepayment of another note. The maturity date of the remaining $2,500,000 was changed to July 23, 2000 (see Note 6).

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

Outlook

At this time, management believes 1999 sales will approximate $30,000,000. The tendency of customers to extend the time taken to make purchasing decisions and the effects of international currency fluctuations may continue to negatively impact operations. With the strength of the U. S. dollar, the Company's recently established European sales and service subsidiary, SRC VISION BV, may have to reduce the price of its products in Europe.

The Company expects ongoing pressure in the plywood manufacturing market served by Ventek due to competing, less expensive wood panel products. To combat this pressure, Ventek has introduced or will introduce several new products.

The Company plans to continue emphasis on research and development to penetrate new markets and provide expanded sales opportunities for the Company during the next two years.

Year 2000 Conversion

The Company has initiated a Year 2000 compliance program that includes the following phases: identifying computer systems, applications and products that need to be replaced or fixed, carrying out remediation work and conducting validation testing of systems, applications and products to ensure compliance. The Company has essentially completed the identification and remediation phases of the program. The amount of remediation work required was not extensive because the Company has replaced certain of its financial and operational systems during the last several years to better meet its functional business and operational requirements. Management believes that such replacements substantially meet or address its Year 2000 issues. In addition, the Company may be required to modify other existing software and hardware in order for its computer systems to function properly with respect to dates in the year 2000 and thereafter. The Company anticipates that the remaining remediation work and validation phase will be completed no later than June 30, 1999. The estimated cost of the remaining replacement and modification for the Year 2000 conversion is estimated at $100,000. The Company believes that the internal aspects of the Year 2000 conversion contain only a moderate to low level of risk.

The Company has contacted its major suppliers and customers to assess their preparations for the year 2000. These actions are intended to help mitigate the possible external impact of Year 2000 issues. Even so, it is impossible to fully assess the potential consequences if service interruptions occur from suppliers or in such infrastructure areas as utilities, communications, transportation, banking and government. The Company assigns a higher level risk to these activities as they are outside the Company's control.

The Company has not yet developed a contingency plan to provide for continuity of processing in the event of various problem scenarios, but will assess the need to develop such a plan based on the outcome of its validation phase and the results of surveying its major suppliers and customers. If the Company is unsuccessful or if the remediation efforts of its key suppliers or customers are unsuccessful in dealing with Year 2000 problems, there may be a material adverse impact on the Company's consolidated results and financial condition. The Company is unable to quantify any potential adverse impact at this time, but will continue to monitor and evaluate the situation.

Inflation

The Company has not been materially affected by general inflation.

Other Information
================================================================================

Form 10-K Annual Report

The information contained in this report is included as an exhibit to the Company's annual report on Form 10-K filed with the Securities and Exchange Commission. Copies of the Form 10-K report (without exhibits) may be obtained free of charge upon written request to the Investor Relations Department, Advanced Machine Vision Corporation, 3709 Citation Way #102, Medford, Oregon 97504, or by calling 541-776-7700.

Future Quarterly Reports

Beginning in 1999, the Company's quarterly financial information will be posted to AMV's web site at www.amvcorp.com, replacing quarterly reports previously sent to stockholders. This will save printing and mailing costs and provide information on a more timely basis. Copies may be obtained by fax or mail upon request.

Annual Meeting

The Annual Meeting of Stockholders of Advanced Machine Vision Corporation will be held at the Company's headquarters in Medford, Oregon at 2:00 p.m. Pacific Time on May 13, 1999.

Market for the Company's Common Equity

The Company's Class A Common Stock has been quoted on the Nasdaq Stock Market since March 10, 1992. The symbol is AMVC.

Common Stock Market Price

Per Share of Class A Common Stock:

Quarter Ended 1998                    March 31           June 30         Sept. 30           Dec. 31
------------------                  -------------    -------------     -------------    -----------
High                                  $  2.34          $   2.38          $  2.16          $   1.56
Low                                      1.78              1.81             1.50              1.06

Quarter Ended 1997                    March 31           June 30         Sept. 30           Dec. 31
------------------                  -------------    -------------     -------------    -----------
High                                  $  2.00          $   1.94          $  2.34          $   2.38
Low                                      1.38              1.25             1.47              1.91


On December 31, 1998, there were 133 and 19 record owners of the Company's Class A and Class B Common Stock, respectively. The majority of outstanding shares of Class A Common Stock are held of record by a nominee holder on behalf of an unknown number of ultimate beneficial owners. The Company believes that the total number of beneficial owners of its common shares was approximately 2,300.

The Company has not declared or paid any cash dividends upon its common stock since its inception. The Company does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, which may be generated from operations will be used to finance the operations of the Company.

Directors, Corporate Officers, Operating Units and Other Information
Directors                            Corporate Officers                  Transfer Agent and Registrar
William J. Young                     William J. Young                    American Stock Transfer
Chairman of the Board, President     President and Chief Executive       and Trust Company
and Chief Executive Officer of the   Officer                             New York, New York
Company
                                     Alan R. Steel                       Independent Auditors
Haig S. Bagerdjian                   Vice President Finance, Chief       PricewaterhouseCoopers LLP
Executive Vice President, Chief      Financial Officer and Secretary     Portland, Oregon
Legal Officer and Secretary,
Syncor International Corporation     Lee J. Robinson                     Legal Counsel
President & Chief Executive          Corporate Controller                Troy & Gould Professional Corp.
Officer, Syncor Overseas Ltd.        and Assistant Secretary             Los Angeles, California

Vikram Dutt                          Operating Units                     Public Relations
President of                         SRC VISION, Inc.                    Silverman Heller Associates
Aaron, Dutt & Edwards, Inc.          Medford, Oregon                     Los Angeles, California
                                     Dr. James Ewan, President
Dr. James Ewan
President and Chief Executive        Ventek, Inc.
Officer of SRC VISION, Inc.          Eugene, Oregon
                                     Rodger A. Van Voorhis, President
Marc T. Giles
General Manager of FMC FoodTech
Division of FMC Corporation

Robert M. Loeffler
Attorney, Director of
PaineWebber Group, Inc.

Jack Nelson
Chairman of the Board and Chief
Executive Officer of Caprius, Inc.

Rodger A. Van Voorhis
President of Ventek, Inc.


Advanced Machine Vision Corporation
Schedule VIII - Valuation and  Qualifying  Accounts For the Years Ended
December 31, 1996, 1997 and 1998
-----------------------------------------------------------------------

                                                                      Additions
                                                            --------------------------
                                               Balance at    Charged to       Charged                    Balance
                                                beginning     cost and        to other                   at end
                                                of period     expenses        accounts    Deductions    of period
                                            --------------  -------------  ------------  -----------   -----------
Year ended December 31, 1996:
    Allowance for excess and obsolete
    inventory                               $      305,000  $     131,000  $         --  $        --   $   436,000
                                            ==============  =============  ============  ===========   ===========

    Allowance for doubtful accounts         $      165,000  $      21,000  $    120,000  $   (26,000)  $   280,000
                                            ==============  =============  ============  ===========   ===========


Year ended December 31, 1997:
    Allowance for excess and obsolete
    inventory                               $      436,000  $     271,000  $         --  $        --   $   707,000
                                            ==============  =============  ============  ===========   ===========

    Allowance for doubtful accounts         $      280,000  $          --  $   (100,000) $        --   $   180,000
                                            ==============  =============  ============  ===========   ===========


Year ended December 31, 1998:
    Allowance for excess and obsolete
    inventory                               $      707,000  $     (45,000) $         --  $        --   $   662,000
                                            ==============  =============  ============  ===========   ===========

    Allowance for doubtful accounts         $      180,000  $      50,000  $         --  $        --   $   230,000
                                            ==============  =============  ============  ===========   ===========


                                   Exhibit 23
                                   ==========

================================================================================
Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (No. 333-10847), Registration Statement on Form S-8 (No. 33-87064), Registration Statement on Form S-8 (No. 33-76864) and Registration Statement on Form S-8 (No. 333-42329) of Advanced Machine Vision Corporation (formerly Applied Laser Systems or ARC Capital) of our report dated February 16, 1999, appearing on page F-2 of this Annual Report on Form 10-K.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP
Portland, Oregon
March 12, 1999