Form 10-Q
period 1999-03-31
ADVANCED MACHINE VISION CORP
filed 1999-05-11
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


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

                                                                Yes |X|   No |_|

On March 31, 1999, registrant had 12,813,551 shares of Class A Common Stock, and 56,002 shares of Class B Common Stock, all no par value, issued and outstanding.






                            Exhibit Index at Page 16

                                      INDEX
                                      -----


                                                                    Page Number
                                                                    -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets.........................................1
          Consolidated Statements of Operations...............................2
          Consolidated Statement of Shareholders' Equity......................3
          Consolidated Statements of Cash Flows...............................4
          Notes to Unaudited Consolidated Financial Statements................5

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................9


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................16

          Signature...........................................................19

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
-----------------------------
--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                   March 31,        December 31,
                                                                                     1999               1998
                                                                                     ----               ----
                                                                                  (unaudited)         (audited)
                                                      ASSETS
Current assets:
     Cash and cash equivalents                                                  $   3,057,000      $   4,423,000
     Accounts receivable - net                                                      4,038,000          4,073,000
     Inventories                                                                    7,826,000          7,379,000
     Prepaid expenses                                                                 163,000            181,000
     Current deferred tax asset                                                     1,175,000          1,175,000
                                                                                -------------      -------------

              Total current assets                                                 16,259,000         17,231,000
Property, plant and equipment - net                                                 5,103,000          5,274,000
Intangible assets - net                                                             4,714,000          4,894,000
Deferred tax asset                                                                    925,000            925,000
Other assets                                                                        1,414,000          1,515,000
                                                                                -------------      -------------

                                                                                $  28,415,000      $  29,839,000
                                                                                =============      =============

                                       LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   1,436,000      $     984,000
     Accrued liabilities                                                              781,000            997,000
     Customer deposits                                                                700,000          1,151,000
     Accrued payroll                                                                  639,000            761,000
     Warranty reserve                                                                 451,000            448,000
     Current portion of notes payable                                                  40,000            790,000
                                                                                -------------      -------------

              Total current liabilities                                             4,047,000          5,131,000
                                                                                -------------      -------------
Notes payable, less current portion                                                 6,324,000          7,862,000
                                                                                -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock                                                                2,579,000          2,579,000
     Common stock:
         Class A and B - 12,870,000 and 10,720,000
              shares issued and outstanding at March 31, 1999
              and December 31, 1998, respectively                                  26,103,000         24,329,000
     Common stock warrants                                                                 --            110,000
     Additional paid in capital                                                     5,020,000          4,910,000
     Accumulated deficit                                                          (15,688,000)       (15,112,000)
     Cumulative translation adjustment                                                 30,000             30,000
                                                                                -------------      -------------

              Total shareholders' equity                                           18,044,000         16,846,000
                                                                                -------------      -------------

                                                                                $  28,415,000      $  29,839,000
                                                                                =============      =============


                              See Accompanying Notes to Unaudited Consolidated Financial Statements.


--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1999              1998
                                                                                    ----              ----
                                                                                          (unaudited)
Net sales                                                                       $  5,158,000     $  7,103,000
Cost of sales                                                                      2,504,000        3,770,000
                                                                                ------------     ------------

Gross profit                                                                       2,654,000        3,333,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                           947,000          937,000
     Research and development                                                      1,260,000        1,150,000
     General and administrative                                                      794,000          776,000
     Amortization of intangible assets                                               180,000          174,000
                                                                                ------------     ------------

                                                                                   3,181,000        3,037,000

Income (loss) from operations before other income and expense                       (527,000)         296,000

Other income and expense:
     Investment and other income                                                      67,000           62,000
     Interest expense                                                               (140,000)        (168,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                   (600,000)         190,000

Provision for (benefit from) income taxes                                            (24,000)           8,000
                                                                                ------------     ------------

Net income (loss)                                                               $   (576,000)    $    182,000
                                                                                ============     ============

Earnings (loss) per share (Note 5):
     Basic                                                                      $      (0.05)    $       0.02
                                                                                ============     ============
     Diluted                                                                    $      (0.05)    $       0.02
                                                                                ============     ============

Average shares outstanding - assuming dilution                                    11,520,000       13,255,000
                                                                                ============     ============


                                See Accompanying Notes to Unaudited Consolidated Financial Statements.

                                                       2

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statement of Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                              Accumulated
                                                Class A and B                                                    Other      Compre-
                  Series B Preferred Stock      Common Stock            Common    Additional                    Compre-     hensive
                  ------------------------    --------------------      Stock      Paid in      Accumulated     hensive     Income
                     Shares      Amount       Shares       Amount      Warrants    Capital        Deficit       Income      (loss)
                     -----       ------       ------       ------      --------   ----------      -------       ------    ---------

Balance,
 December 31, 1998   119,106  $ 2,579,000   10,720,000  $24,329,000  $  110,000  $ 4,910,000  $ (15,112,000)  $  30,000

Conversion of
 note payable             --           --    1,800,000    1,774,000          --           --             --          --
Issuance of
 restricted stock         --           --      350,000           --          --           --             --          --
Cancellation/
 expiration of
 warrants                 --           --           --           --    (110,000)     110,000             --          --
Net loss                  --           --           --           --          --           --       (576,000)         --  $(576,000)
                   ---------  -----------  -----------  -----------  ----------  -----------  -------------   ----------  ---------

Balance,
 March 31, 1999      119,106  $ 2,579,000   12,870,000  $26,103,000  $       --  $ 5,020,000  $ (15,688,000)  $  30,000
                   =========  ===========  ===========  ===========  ===========  ===========  =============  =========
Comprehensive loss                                                                                                        $(576,000)
                                                                                                                          =========

                                          See Accompanying Notes to Consolidated Financial Statements.

                                                                      3

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    1999              1998
                                                                                    ----              ----
                                                                                          (unaudited)

Cash flows from operating activities:
     Net income (loss)                                                          $   (576,000)    $    182,000
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                               373,000          332,000
         Changes in assets and liabilities:
              Accounts receivable                                                     35,000       (1,383,000)
              Inventories                                                           (447,000)        (226,000)
              Prepaid expenses and other assets                                      119,000          (91,000)
              Accounts payable, accrued liabilities, customer
                  deposits, accrued payroll and warranty reserve                     (89,000)         119,000
                                                                                ------------     ------------

                  Net cash (used in) operating activities                           (585,000)      (1,067,000)
                                                                                ------------     ------------

Cash (used in) investing activities:
     Purchases of property and equipment                                             (22,000)        (195,000)
                                                                                ------------     ------------

                  Net cash (used in) investing activities                            (22,000)        (195,000)
                                                                                ------------     ------------

Cash (used in) provided by financing activities:
     Notes payable to bank and others, net                                          (759,000)          (8,000)
     Proceeds from exercise of stock options                                              --            2,000
                                                                                ------------     ------------

                  Net cash (used in) provided by financing activities               (759,000)          (6,000)
                                                                                ------------     ------------

Net (decrease) in cash                                                            (1,366,000)      (1,268,000)

Cash and cash equivalents, beginning of the period                                 4,423,000        6,045,000
                                                                                ------------     ------------

Cash and cash equivalents, end of period                                        $  3,057,000     $  4,777,000
                                                                                ============     ============


                              See Accompanying Notes to Unaudited Consolidated Financial Statements.



              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES
              ----------------------------------------------------

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.  Principles of Consolidation
------------------------------------

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1998), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 1999, and December 31, 1998, the results of operations for the three-month period ended March 31, 1999 and cash flows for the three-month period ended March 31, 1999. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and Ventek, Inc. ("Ventek"). The Company's current operating subsidiaries are SRC and Ventek.

Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1998 annual report on Form 10-K.

Note 2.  Nature of Operations
-----------------------------

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

Note 3.  Financing
------------------

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note, $900,000 of which remains outstanding at March 31, 1999. The nominal 6.75% interest rate may be adjusted upward on each anniversary date (April 13) of the note if the market price of the Company's Class A Common Stock fails to reach certain levels. In April 1998, the interest rate was adjusted to 10.25%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The note is secured by 54% of the stock of ARC Netherlands BV. The note is convertible into the Company's Class A Common Stock at $2.125 per share.

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

                                        5

In February 1999, the Ventek notes were restructured. $750,000 of the $1,000,000 note was prepaid. The maturity dates of the remaining $250,000 and the $2,250,000 note were extended to July 23, 2000. The $1,125,000 note was paid in full by delivery of 1,800,000 restricted shares (see Note 10) and the stock appreciation rights were cancelled.

In April 1998, AMV entered into a credit relationship with Bank of America NT&SA ("BofA") for a line of credit and a new mortgage. The line of credit agreement provided that AMV could borrow the lesser of $2,000,000 or the collateral value of pledged marketable securities, and had an April 30, 1999 expiration date (see below for a description of a replacement credit facility). The $3,000,000 mortgage replaced the 9.75% $2,680,000 prior mortgage, provides for fixed interest at 8.3% and is due on May 1, 2008.

In April 1999, the Company entered into a new line of credit Business Loan Agreement with BofA for two loan facilities. The first provides for borrowings of up to $2,000,000, interest at prime rate plus .5% or BofA's offshore rate plus 2.35%, and is secured by accounts receivable, inventory and equipment. The second provides for borrowings of up to $500,000 for letters of credit to be secured by cash instruments. Both facilities expire April 30, 2000.

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

In January 1997, the 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth. The total number of shares of Class A Common Stock issuable under the 1997 Plan shall not exceed 2,000,000. Under the 1997 Plan, there are currently 200,000 shares issued to three key employees of the Company. The shares cannot be traded or transferred unless (i) the employee remains in the employ of the Company until January 10, 2000 and (ii) the employee makes a payment of $1.80 per share to AMV. If any of the conditions are not met, the stock will be forfeited and returned to the Company.

Between March 8, 1997 and February 28, 1999, 188,400 Unit Purchase Options (to acquire 1,696,000 shares of stock) originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants, 300,000 Gerinda warrants, the Company's Class A, B and C Warrants to purchase approximately 11.4 million shares, 275,000 Class D Warrants and 240,000 Class G Warrants expired unexercised.

In August 1997, the Company purchased 1,001,640 shares of its Class A Common Stock, 300,000 Class F Warrants and 340,000 Class H Warrants in a private transaction for $1.9 million.

In September 1997, the Company purchased at par $2.5 million of the $3.4 million outstanding 6.75% Convertible Note.

In June 1998, the Class I Warrant, originally issued in the Ventek acquisition, was amended to reduce the number of shares issuable pursuant to the warrant from 1,000,000 to 250,000. In connection with the February 1999 Ventek debt restructuring (see Note 3), the remaining Class I Warrant was canceled and the Company issued 350,000 restricted shares of Class A Common Stock. The 350,000 shares cannot be traded or transferred unless $1.25 per share is paid to the Company between February 1, 2000 and January 31, 2001. Absent such payment, the shares shall be forfeited and returned to the Company for cancellation.

Schedule of Outstanding Stock,  Warrants and Potential  Dilution:
-----------------------------------------------------------------  The following table summarizes, as of March 31, 1999, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants or conversion of convertible debt, and proforma proceeds or debt reduction from the exercise or conversion. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                       Proforma
                                   Number or Principal    Common       Exercise or     Proceeds
                                   Amount Outstanding   Stock After    Conversion      or Debt
          Security                  at March 31, 1999   Conversion        Price        Reduction
------------------------------     ------------------  ------------    ----------     -----------
Outstanding Common Stock                                 12,870,000
Warrants (expiration date):
    J (9/30/99)                            300,000          300,000      $   2.03     $    609,000
                                                       ------------                   ------------

Convertible Debt (due date):
    6.75% Notes (4/16/01)             $    900,000          423,000          2.13          900,000
    6.75% Ventek Note (7/23/00)       $  2,250,000        1,000,000          2.25        2,250,000
                                                       ------------                   ------------

                                                          1,423,000                      3,150,000
                                                       ------------                   ------------

Convertible Preferred Stock                119,100        1,191,000
                                                       ------------

Potentially outstanding shares
    and proforma proceeds
    or reduction of debt                                 15,784,000                   $  3,759,000
                                                       ============                   ============


The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Class A Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt or preferred stock will be converted.

In addition to the FMC option described above, on March 31, 1999, AMV had outstanding options to purchase 3,253,000 shares of Class A Common Stock, 2,622,000 of which are under its stock option plans.

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

Stock Rights Plan:
------------------ In February 1998, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to AMV's Class A Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Class A Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

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

Note 5.  Earnings (Loss) Per Share
----------------------------------

The computation of earnings (loss) per share is presented in the following tables:

                                                          For the Three Months Ended March 31,
                                                          ------------------------------------
                                                      1999                                    1998
                                        ---------------------------------       --------------------------------
                                            Income             Shares              Income              Shares
                                            ------             ------              ------              ------
Calculation of EPS
------------------
Income (loss) available to
   common shareholders                  $    (576,000)         11,914,000       $     182,000         10,712,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (394,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $    (576,000)         11,520,000       $     182,000         10,512,000
                                        =============       =============       =============      =============

-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share         $       (0.05)                          $       0.02
-----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
------------------------------
Stock options and warrants              $          --                  --       $          --            943,000
Note and stock appreciation
   rights agreement                                                    --              25,000          1,800,000
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders and
   assumed conversions                  $    (576,000)         11,520,000       $     207,000         13,255,000
                                        =============       =============       =============      =============

-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share       $       (0.05)                          $       0.02
-----------------------------------------------------------------------------------------------------------------

The number of shares of Class A Common Stock, along with their respective exercise prices, underlying options, warrants and convertible debt, which were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common stock, are listed below.

                                                              March 31,
                                                   -----------------------------
                                                        1999            1998
                                                        ----            ----

Number of shares of common stock
   exercisable from:
     Options                                           3,253,000         645,000
     Warrants                                            300,000       1,275,000
     Convertible debt                                  1,424,000       1,424,000
                                                   -------------   -------------

                                                       4,977,000       3,344,000

   Exercise price ranges                           $1.00 - $3.00   $2.13 - $4.94

Note 6.  Inventories
--------------------

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                     March 31,        Dec. 31,
                                                       1999             1998
                                                       ----             ----

     Raw materials                                 $   3,093,000   $   2,837,000
     Work-in-process                                   1,058,000       1,563,000
     Finished goods                                    3,675,000       2,979,000
                                                   -------------   -------------

                                                   $   7,826,000   $   7,379,000
                                                   =============   =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

The Company's backlog at March 31, 1999, was $5,645,000 compared to $8,824,000 as of March 31, 1998.

Results of Operations - Comparison between three months ended March 31, 1999 and March 31, 1998
-------------- Sales for the three months ended March 31, 1999 ("Q1 1999") were $5,158,000, down 27% when compared to sales for the three months ended March 31, 1998 ("Q1 1998") of $7,103,000. The $1,945,000 decrease in sales is due to lower demand for the Company's products.

Gross profit decreased by $679,000 to $2,654,000 in Q1 1999 when compared to $3,333,000 of gross profit in Q1 1998. The decrease in gross profit is due to the decrease in sales. Gross profit as a percentage of sales was 51% in 1999 and 47% in 1998. The increase in gross profit as a percentage of sales is due to a larger percentage of higher-margin products included in Q1 1999 sales.

Selling and marketing expense increased by $10,000 in Q1 1999 from Q1 1998 to $947,000 amounting to 18% of sales in Q1 1999. Similar expenses in Q1 1998 were $937,000, or 13% of sales. The increase in selling and marketing expenses as a percentage of sales is due to the fixed selling expenses spread over a lower sales base.

Research and development expenses were $1,260,000 and $1,150,000 in Q1 1999 and Q1 1998, or 24% and 16% of sales, respectively. The increase in research and development expenses is related to the continuing development of new products for softwood veneer production applications.

General and administrative expenses increased $18,000 to $794,000 in Q1 1999 from $776,000 in Q1 1998.

The net loss for Q1 1999 was $576,000 as compared to net income of $182,000 in Q1 1998.

Liquidity and Capital Resources
------------------------------- The Company's cash balance and working capital were $3,057,000 and $12,212,000, respectively, at March 31, 1999 as compared to $4,423,000 and $12,100,000, respectively, at December 31, 1998. The Company's long-term debt decreased by approximately $2.2 million primarily as a result of the Ventek debt restructuring. Equity at March 31, 1999 increased from December 31, 1998 due to the Ventek debt restructuring, offset by a net loss for Q1 1999.

During the Q1 1999, net cash used in operating activities totaled $585,000 compared to cash used for operating activities of $1,067,000 in Q1 1998. The Q1 1999 usage was due to the net loss and increase in inventory. The Q1 1998 usage was due principally to an increase in accounts receivable.

Cash used in investment activities totaled $22,000 in Q1 1999 compared to cash used in investment activities of $195,000 in Q1 1998. The Company has no material commitments for capital expenditures at March 31, 1999.

Cash used in financing activities totaled $759,000 in Q1 1999 as compared to cash used in financing activities of $6,000 in Q1 1998. In February 1999, the Company paid $750,000 of a $1,000,000 note and issued 1,800,000 shares of Class A Common Stock in payment of a $1,529,000 note as part of the Ventek debt restructuring.

In October 1998, the Company received $2,620,000 from FMC Corporation for 119,106 shares of newly issued Series B Preferred Stock (see Note 4 to Consolidated Financial Statements).

In April 1999, the Company entered into a Business Loan Agreement providing up to $2,500,000 of working capital financing (see Note 3 to Consolidated Financial Statements).

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

The Company cautions that the following list of important factors may not be all inclusive, and it specifically declines to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on the Company's ability to achieve its operating results and growth plan goals and/or affect the market price of the Company's stock are:

     * The Company's history of losses and negative cash flow.
     * Fluctuations in quarterly operating results and seasonality in certain of the Company's markets.
     * Rapid technological change in the Company's markets and the need for new product development.
     * Market acceptance of the Company's new products.
     * AMV's dependence on certain markets and the need to expand into new markets.
     * The lengthy sales cycle for the Company's products.
     * The Company's highly competitive marketplace.
     * The dependence on certain suppliers.
     * The risks associated with dependence upon significant customers and reliance on certain distribution channels.
     * The risks associated with international sales.
     * The uncertain ability to manage growth and integrate acquired businesses.
     * Risks associated with acquisitions and other relationships.
     * Dependence upon key personnel.
     * The Company's ability to protect its intellectual property.
     * The possibility of product liability or other legal claims.
     * Exposure to possible warranty and litigation claims.
     * The possible need for additional financing.
     * The impact of the 1998 Shareholder Rights Plan.
     * The inability of the Company or its suppliers or customers to remedy potential problems with information systems related to the arrival of the year 2000.

These risk factors are discussed in further detail below.

History of Losses;  Negative Cash Flow:
--------------------------------------- Prior to 1995 and in 1996 and in certain fiscal quarters thereafter, the Company experienced losses and negative operating cash flow. The Company believes it may operate at a negative cash flow for certain periods in the future due to (i) the need to fund certain development projects, (ii) cash required to enter new market areas, (iii) irregular bookings by customers due to seasonality or economic downturns in some markets and the relatively high per-unit cost of the Company's products which may cause fluctuations in quarterly or yearly revenues, (iv) cash required for the repayment of debt, especially $2.5 million due in July 2000, and (v) possible cash needed to fully integrate SRC's and Ventek's operations. If the Company is unable to consistently generate sustained positive cash flow from operations, the Company must rely on debt or equity financing.

Although the Company achieved profitability in 1995, 1997 and 1998, there can be no assurance as to the Company's profitability on a quarterly or annual basis in the future.

Fluctuations  in  Quarterly  Operating  Results;  Seasonality:
--------------------------------------------------------------  The  Company has
experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors, many of which are outside the control of the Company. These factors include the timing of significant orders and shipments, product mix, delays in shipment, capital spending patterns of customers, competition and pricing, new product introductions by the Company or its competitors, the timing of research and development expenditures, expansion of marketing and support operations, changes in material costs, production or quality problems, currency fluctuations, disruptions in sources of supply, regulatory changes and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on the Company's business and operating results. Moreover, due to the relatively fixed nature of many of the Company's costs, including personnel and facilities costs, the Company would not be able to reduce costs in any quarter to compensate for any unexpected shortfall in net sales, and such a shortfall would have a proportionately greater impact on the Company's results of operations for that quarter. For example, a significant portion of the Company's quarterly net sales depends upon sales of a relatively small number of high-priced systems. Thus, changes in the number of such systems shipped in any given quarter can produce substantial fluctuations in net sales, gross profits, and net income from quarter to quarter. In addition, in the event the Company's machine vision systems' average selling price increases, of which there can be no assurance, the addition or cancellation of sales may exacerbate quarterly fluctuations in revenues and operating results.

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

Market  Acceptance of New Products:
----------------------------------- The Company's future operating results will depend upon its ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. There can be no assurance that new products or enhancements, if developed and manufactured, will achieve market acceptance. The Company is marketing its new generation of high-speed software and digital signal processing technology designed to significantly improve system performance. There can be no assurance that a market for this system will develop (i.e., that a need for the system will exist, that the system will be favored over other products on the market, etc.).

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

Uncertain Ability to Manage Growth and Integrate Acquired Businesses:
--------------------------------------------------------------------- As part of its business strategy, the Company intends to pursue rapid growth. In March and July 1996, the Company acquired Pulsarr and Ventek. Pulsarr was subsequently sold in May 1997. A growth strategy involving the integration of new entities will require the establishment of a sales representative and distribution relationships, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of the Company's operational, financial and management information systems. There is no assurance that the Company will be able to attract qualified personnel or to accomplish other measures necessary for successful integration of entities that may be acquired in the future or for internal growth, or that the Company can successfully manage expanded operations. As the Company expands, it may from time to time experience constraints that will adversely affect its ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could adversely affect the Company's financial condition and results of operations.

Risks   Associated  With   Acquisitions:
----------------------------------------   The  Company  may  pursue   strategic
acquisitions or joint ventures in addition to the acquisitions of Pulsarr (subsequently divested in May 1997) and Ventek as part of its growth strategy. While the Company presently has no understandings, commitments or agreements with respect to any further acquisition, the Company anticipates that one or more potential opportunities may become available in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. For these reasons, any acquisition or joint venture by the Company may have an adverse effect on the Company's results of operations or may result in dilution to existing shareholders. If additional attractive opportunities become available, the Company may decide to pursue them actively. Any future acquisitions or joint ventures may materially and adversely affect the Company.

Dependence  Upon Key Personnel:
------------------------------- The Company's success depends to a significant extent upon the continuing contributions of its key management, technical, sales and marketing and other key personnel. Except for William J. Young, the Company's President and Chief Executive Officer, Alan R. Steel, the Company's Chief Financial Officer, Dr. James Ewan, SRC's President and Chief Executive Officer, and the four former stockholders of Ventek, the Company does not have long-term employment agreements or other arrangements with such individuals which would encourage them to remain with the Company. The Company's future success also depends upon its ability to attract and retain additional skilled personnel. Competition for such employees is intense. The loss of any current key employees or the inability to attract and retain additional key personnel could have a material adverse effect on the Company's business and operating results.

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

Possible  Need  for  Additional  Financing:
-------------------------------------------  The  Company  may  seek  additional financing; however, the Company may not be able to obtain any additional financing on terms satisfactory to the Company, if at all. Potential increases in the number of outstanding shares of the Company's Class A Common Stock due to convertible debt and preferred stock, warrants and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 2000, may limit the Company's ability to negotiate additional debt or equity financing.

Shareholder  Rights Plan:
------------------------- In February 1998, the Company implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to AMV's Class A Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Class A Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

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

In October 1998, FMC acquired 119,106 shares of the Company's Series B Preferred Stock, which, if converted into common stock in accordance with its terms, represented a 10% ownership position in the Company on that date. FMC also received a five-year option to acquire 15% of the Company's outstanding common stock on the date of exercise. While FMC's resulting beneficial ownership exceeds 20%, the transaction was not a triggering event as defined in the Stock Rights Plan since FMC acquired the shares directly from the Company. As stated in a Schedule 13D filed with the Securities and Exchange Commission on October 22, 1998, FMC's purpose was to invest in the Company and its technology. FMC currently intends to review its investment position in the Company periodically and, depending on such review and factors including market conditions and share prices, the Company's business prospects, technology, future developments and applicable legal requirements, FMC may seek to acquire additional securities of the Company from time to time in the open market or in negotiated transactions. In December 1998, the Company amended the Shareholder Rights Plan to permit FMC to purchase on the open market up to 1,600,000 shares of Class A Common Stock without such purchase being a triggering event.

While the Company is not aware of any other circumstance that might result in the acquisition of a sufficient number of shares of the Company's common stock to trigger distribution of the Rights, existence of the Rights could discourage offers for the Company's stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

Year 2000  Issues:
------------------ The Company is aware of the potential for industry-wide business disruption, which could occur due to problems related to the "Year 2000" issue. Management believes that it has a prudent plan in place to address this issue within the Company and its supply chain. The components of this plan include: an assessment of internal systems for modification and/or replacement, communication with external suppliers to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company, and an evaluation of products sold by the Company to customers as to the ability of the products to work properly after the turn of the century.

Internal Systems:
The Company's process for achieving Year 2000 compliance for internal systems is as follows:

1. Develop an inventory of all internal systems that may be affected by Year 2000 issues;
2.  Determine the Year 2000 compliance status of each internal system;
3.  Prioritize the importance of Year 2000 compliance for each internal system;
4. Determine the method to be used to achieve compliance (modify, replace, cease use);
5.  Complete the planned action;
6.  Test the system.

The six steps for internal systems in use throughout the Company that may be affected by Year 2000 issues have been completed. The Company is internally Year 2000-compliant.

Suppliers:
The Company has initiated a program to survey the Year 2000 readiness of its major and critical suppliers. The Company has sent letters to these suppliers outlining its approach towards the Year 2000 issue and asking for either their certification that their product is Year 2000-compliant or their commitment to resolve any issues they may have. The Company has identified suppliers it views as critical to its business. Management has defined a critical supplier as one whose inability to continue to provide goods and services would have a serious adverse impact on the Company's ability to produce, deliver and collect payment for its product. To date, the Company has received responses from nearly all critical suppliers. The Company is following up on those suppliers who have not responded.

Products:
The main functionality of the Company's products is not affected by the date function. The Company's products shipped subsequent to June 1998 are Year 2000-compliant. For products shipped prior to June 1998, the Company has provided instructions to its customers on how to make the Company's equipment fully compliant. The Company will contact all customers by June 1999 to ensure they have ample time to become fully complaint.

Costs:
Costs incurred in the Company's Year 2000 compliance effort are expensed as incurred and funded with cash generated from operations. These costs are included in the normal, recurring costs incurred for product development and systems maintenance and are not material to the Company's results of operations, nor are they expected to be in the future. There have been no significant deferrals of other information technology projects.

Risks and Contingency Plan:
Although the Company believes it is taking prudent action related to the identification and resolution of issues related to the Year 2000, its assessment is still in progress. It may never be able to know with certainty whether certain critical suppliers are compliant. Failure of critical suppliers to make their computer systems Year 2000 compliant could result in delaying deliveries of products and services to the Company. If such delays are extensive, they could have a material adverse effect on the Company's business.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial position. The Year 2000 compliance project is expected to reduce, but not eliminate, the Company's level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its critical suppliers. The Company believes that, with the completion of the Year 2000 compliance project as scheduled, the possibility of significant interruptions to normal operations should be reduced.

The Company continues to evaluate the risks associated with potential Year 2000-related failures. As management better understands the risks within the Company's unique set of internal systems, business partners and products, a formal contingency plan to alleviate the impact of high potential or serious failures will be developed. The Company anticipates having this contingency plan outlined by September 30, 1999. The components of this plan will likely include raw material and finished goods' inventory levels, alternative suppliers and backup systems. Until the contingency plan is completed, the Company does not possess the information necessary to estimate the potential negative impact of Year 2000 compliance issues related to internal systems, its suppliers, its customers or other parties.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)   Exhibits
--------------

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

    10.2 Employment Agreement between Alan R. Steel and the Company dated January 1, 1998. (14)

    10.3 Employment Agreement between William J. Young and the Company dated January 1, 1998. (14)

    10.4 Employment Agreement between William J. Young and SRC VISION, Inc. dated January 1, 1998. (14)

    10.5          Employment Agreement between James Ewan and SRC VISION, Inc.
                  dated January 1, 1998. (14)

    10.6 Stock Purchase Agreement dated March 1, 1996 (without exhibits) between Meijn Beheer BV and ARC Netherlands BV, a wholly-owned subsidiary of the Company. (4)

    10.7          Stock Purchase Agreement dated March 1, 1996 between J. C.
                  Scholt and ARC Netherlands BV, a wholly-owned subsidiary of the Company. (4)

    10.8 Convertible Note dated March 1, 1996 issued in connection with that certain Stock Purchase Agreement dated March 1, 1996 between J. C. Scholt and ARC Netherlands BV. (4)

    10.9 Subscription Agreement dated January 18, 1996 between the Company and Swiss American Securities, Inc, as agent for Credit Suisse related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (4)

   10.10 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,400,000 of convertible secured notes. (5)

   10.11 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (8)

   10.12          $1,000,000 Note dated July 24, 1996, between AMV and Ventek.
                  (6)

   10.13 $2,250,000 Convertible Note dated July 24, 1996, between AMV and Ventek. (6)

   10.14          $1,125,000 Note dated July 24, 1996, between AMV and Ventek.
                  (6)

   10.15 Stock Appreciation Rights Agreement dated July 24, 1996 between AMV and Ventek. (6)

   10.16 Form of Employment Agreement dated July 24, 1996 between Ventek and each of the four stockholders of Ventek. (6)

   10.17 Pledge and Security Agreement dated July 24, 1996, by and among AMV, AMV Subsidiary, Inc., Ventek and Solin and Associates, P.C. (6)

   10.18 1997 SRC VISION, Inc. Stock Option Plan and forms of stock option agreements. (12)

   10.19 Plan of Merger between ARC Capital and AMV to effect an amendment to the Company's Articles of Incorporation to change the Company's name from ARC Capital to Advanced Machine Vision Corporation. (9)

   10.20 Share Purchase Agreement dated April 29, 1997 between Barco NV and ARC Netherlands BV. (10)

   10.21          Settlement Agreement dated August 12, 1997. (11)

   10.22 1997 Nonqualified Stock Option Plan and form of option agreement. (11)

   10.23 Business Loan Agreement dated April 30, 1998 between AMV and Bank of America NT&SA, together with related documents. (17)

   10.24 Promissory Note dated April 24, 1998 to Bank of America NT&SA, together with related documents. (17)

   10.25 $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to Ventek. (15)

   10.26 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (18)

   10.27 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (18)

   10.28          1998 Senior Management and Director Stock Purchase Plan. (20)

   10.29 Business Loan Agreement dated April 12, 1999 between AMV and Bank of America NT&SA.

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


(b)    Reports on Form 8-K:
---------------------------

       On January 14, 1999, a Form 8-K was filed with the SEC regarding the adoption of the 1998 Senior Management and Director Stock Purchase Plan and an amendment to the Company's Stock Rights Agreement.

       On February 16, 1999, a Form 8-K was filed with the SEC regarding the restructuring of debt due to the former owners of Ventek.


                                    SIGNATURE
                                    ---------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


        May 11, 1999                          /s/  Alan R. Steel
-------------------------------           -------------------------------
                                                   Alan R. Steel
                                              Vice President, Finance
                                           (Principal Financial and duly
                                                 Authorized Officer)