Form 10-Q
period 1999-06-30
ADVANCED MACHINE VISION CORP
filed 1999-08-06
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


                           Commission File No. 0-20097
                           ---------------------------


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

                                                                Yes |X|   No |_|

On June 30, 1999, registrant had 12,821,884 shares of Class A Common Stock, and 47,669 shares of Class B Common Stock, all no par value, issued and outstanding.






                            Exhibit Index at Page 19

                                      INDEX


                                                                     Page Number
                                                                     -----------

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets..........................................1
          Consolidated Statements of Operations - Three Months.................2
          Consolidated Statements of Operations - Six Months...................3
          Consolidated Statement of Shareholders' Equity.......................4
          Consolidated Statements of Cash Flows................................5
          Notes to Unaudited Consolidated Financial Statements.................6

Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations..............................10


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K....................................19

          Signature...........................................................22

                          PART I. FINANCIAL INFORMATION
                          -----------------------------


Item 1.  Financial Statements
-----------------------------

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                  June 30,         December 31,
                                                    1999               1998
                                                 (unaudited)        (audited)
                                                 -----------        ---------

                                     ASSETS
Current assets:
     Cash and cash equivalents                 $   2,886,000      $   4,423,000
     Accounts receivable - net                     5,336,000          4,073,000
     Inventories                                   9,205,000          7,379,000
     Prepaid expenses                                349,000            181,000
     Current deferred tax asset                    1,175,000          1,175,000
                                               -------------      -------------

              Total current assets                18,951,000         17,231,000
Property, plant and equipment - net                4,976,000          5,274,000
Intangible assets - net                            4,534,000          4,894,000
Deferred tax asset                                   925,000            925,000
Other assets                                         997,000          1,515,000
                                               -------------      -------------

                                               $  30,383,000      $  29,839,000
                                               =============      =============


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                          $   2,209,000      $     984,000
     Accrued liabilities                             568,000            997,000
     Customer deposits                             2,123,000          1,151,000
     Accrued payroll                                 564,000            761,000
     Warranty reserve                                401,000            448,000
     Current portion of notes payable                 40,000            790,000
                                               -------------      -------------

              Total current liabilities            5,905,000          5,131,000
                                               -------------      -------------
Notes payable, less current portion                6,314,000          7,862,000
                                               -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock                               2,579,000          2,579,000
     Common stock:
         Class A and B - 12,869,553 shares
              issued and outstanding at
              June 30, 1999 and
              December 31, 1998                   26,103,000         24,329,000
     Common stock warrants                                --            110,000
     Additional paid in capital                    5,020,000          4,910,000
     Accumulated deficit                         (15,478,000)       (15,112,000)
     Cumulative translation adjustment               (60,000)            30,000
                                               -------------      -------------

              Total shareholders' equity          18,164,000         16,846,000
                                               -------------      -------------

                                               $  30,383,000      $  29,839,000
                                               =============      =============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Three Months
--------------------------------------------------------------------------------

                                                   Three Months Ended June 30,
                                                  -----------------------------
                                                      1999             1998
                                                      ----             ----
                                                          (unaudited)


Net sales                                         $  7,198,000  $     9,087,000
Cost of sales                                        2,965,000        4,052,000
                                                  ------------     ------------

Gross profit                                         4,233,000        5,035,000
                                                  ------------     ------------

Operating expenses:
     Selling and marketing                           1,582,000        1,613,000
     Research and development                        1,426,000        1,031,000
     General and administrative                        754,000        1,032,000
     Amortization of intangible assets                 180,000          173,000
                                                  ------------     ------------

                                                     3,942,000        3,849,000

Income from operations before other
     income and expenses                               291,000        1,186,000

Other income and expense:
     Investment and other income                        64,000           49,000
     Interest expense                                 (137,000)        (177,000)
                                                  ------------     ------------

Income before income taxes                             218,000        1,058,000

Provision for income taxes                               8,000           42,000
                                                  ------------     ------------

Net income                                        $    210,000     $  1,016,000
                                                  ============     ============

Earnings per share (Note 5):
     Basic                                        $      0.02      $       0.10
                                                  ===========      ============
     Diluted                                      $      0.02      $       0.08
                                                  ===========      ============

Average shares outstanding -
     assuming dilution                             13,729,000        14,677,000
                                                 ============      ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Six Months
--------------------------------------------------------------------------------

                                                    Six Months Ended June 30,
                                                  ----------------------------
                                                      1999             1998
                                                      ----             ----
                                                           (unaudited)


Net sales                                         $ 12,356,000     $ 16,190,000
Cost of sales                                        5,469,000        7,822,000
                                                  ------------     ------------

Gross profit                                         6,887,000        8,368,000
                                                  ------------     ------------

Operating expenses:
     Selling and marketing                           2,529,000        2,617,000
     Research and development                        2,686,000        2,181,000
     General and administrative                      1,548,000        1,741,000
     Amortization of intangible assets                 360,000          347,000
                                                  ------------     ------------

                                                     7,123,000        6,886,000

Income (loss) from operations before
     other income and expense                         (236,000)       1,482,000

Other income and expense:
     Investment and other income                       131,000          111,000
     Interest expense                                 (277,000)        (345,000)
                                                  ------------     ------------

Income (loss) before income taxes                     (382,000)       1,248,000

Provision for (benefit from) income taxes              (16,000)          50,000
                                                  ------------     ------------

Net income (loss)                                 $   (366,000)    $  1,198,000
                                                  ============     ============

Earnings (loss) per share (Note 5):
     Basic                                        $      (0.03)    $       0.11
                                                  ============     ============
     Diluted                                      $      (0.03)    $       0.09
                                                  ============     ============

Average shares outstanding -
     assuming dilution                             11,922,000        14,676,000
                                                  ===========      ============


     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statement of Shareholders' Equity
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                             Other Com-     Com-
                                                                                   Additional                prehensive  prehensive
                      Series B Preferred Stock       Class A and B Common Stock     Paid in     Accumulated    Income      Income
                          Shares     Amount      Shares       Amount    Warrants    Capital       Deficit      (Loss)      (Loss)
                          -------  ----------  ----------  -----------  ---------  ----------  -------------  --------   ---------

Balance,
     December 31, 1998    119,106  $2,579,000  10,720,000  $24,329,000  $ 110,000  $4,910,000  $(15,112,000)  $ 30,000

Conversion of note
     payable                   --          --   1,800,000    1,774,000         --          --            --         --
Issuance of restricted
     stock                     --          --     350,000           --         --          --            --         --
Cancellation/expiration
     of warrants               --          --          --           --   (110,000)    110,000            --         --
Translation adjustment         --          --          --           --         --          --            --    (90,000)  $ (90,000)
Net loss                       --          --          --           --         --          --      (366,000)        --    (366,000)
                          -------  ----------  ----------  -----------  ---------  ----------  ------------   --------   ---------

Balance,
     June 30, 1999        119,106  $2,579,000  12,870,000  $26,103,000  $      --  $5,020,000  $(15,478,000)  $(60,000)
                          =======  ==========  ==========  ===========  =========  ==========  ============   ========
Comprehensive loss                                                                                                       $(456,000)
                                                                                                                         =========



          See Accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                        Six Months Ended June 30,
                                                                       ----------------------------
                                                                          1999              1998
                                                                          ----              ----
                                                                               (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                 $   (366,000)    $  1,198,000
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                      744,000          674,000
         Changes in assets and liabilities:
              Accounts receivable                                        (1,263,000)      (1,264,000)
              Inventories                                                (1,826,000)        (797,000)
              Prepaid expenses and other assets                             348,000         (349,000)
              Accounts payable, accrued liabilities, customer
                  deposits, accrued payroll and warranty reserve          1,681,000          162,000
                                                                       ------------     ------------

                  Net cash (used in) operating activities                  (682,000)        (376,000)
                                                                       ------------     ------------

Cash (used in) investing activities:
     Purchases of property and equipment                                    (86,000)        (962,000)
                                                                       ------------     ------------

                  Net cash (used in) investing activities                   (86,000)        (962,000)
                                                                       ------------     ------------

Cash (used in) provided by financing activities:
     Notes payable to bank and others, net                                 (769,000)         291,000
     Proceeds from exercise of stock options                                     --            7,000
                                                                       ------------     ------------

                  Net cash (used in) provided by financing activities      (769,000)         298,000
                                                                       ------------     ------------

Net (decrease) in cash                                                   (1,537,000)      (1,040,000)

Cash and cash equivalents, beginning of the period                        4,423,000        6,045,000
                                                                       ------------     ------------

Cash and cash equivalents, end of period                               $  2,886,000     $  5,005,000
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



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

================================================================================
              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

Note 1.  Principles of Consolidation
------------------------------------

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1998), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at June 30, 1999, and December 31, 1998, the results of operations for the three- and six-month periods ended June 30, 1999 and cash flows for the six-month period ended June 30, 1999. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and Ventek, Inc. ("Ventek"). The Company's current operating subsidiaries are SRC and Ventek.

Certain  reclassifications  have been made to the 1998  financial  statements to conform to the financial statement presentation for fiscal 1999. Such reclassifications had no effect on the Company's results of operations or shareholders' equity.

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

Note 3.  Financing
------------------

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note, $900,000 of which remains outstanding at June 30, 1999. The nominal 6.75% interest rate may be adjusted upward on each anniversary date (April 13) of the note if the market price of the Company's Common Stock fails to reach certain levels. In April 1999, the interest rate was adjusted to 10.75%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The note is secured by 54% of the stock of ARC Netherlands BV. The note is convertible into the Company's Common Stock at $2.125 per share.

In July 1996, AMV issued the following notes in connection with the acquisition of Ventek: (i) a 6.75% $1,000,000 note due July 23, 1999; (ii) a 6.75%
$2,250,000 note due July 23, 1999 convertible into the Company's Common Stock at $2.25 per share; and (iii) a $1,125,000 note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Common Stock or at the Company's option, in cash on July 23, 1999, or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. All three notes are secured by all of the issued and outstanding shares of Ventek.

In February 1999, the Ventek notes were restructured. $750,000 of the $1,000,000 note was prepaid. The maturity dates of the remaining $250,000 and the $2,250,000 note were extended to July 23, 2000. The $1,125,000 note was paid in full by delivery of 1,800,000 restricted shares, and the stock appreciation rights were cancelled.

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

Note 4. Equity Transactions; Reduction in Outstanding Securities; Effect of Remaining Warrants, Options and Convertible Securities; Stock Rights Plan
-----------------------------------------------------------------------------

In October 1998, the Company sold 119,106 shares of Series B Preferred Stock to FMC Corporation ("FMC") for $2,620,000. The preferred stock is convertible into 1,191,000 shares of Common Stock, which, if converted, represents a 10% ownership position based on the number of common shares outstanding on the transaction date. Each share of preferred stock is allowed ten votes in matters placed before the common stockholders except in the election of directors, in which case FMC has the right to elect one director. The preferred stock pays no dividends. The preferred stock has a $22 per share liquidation preference. FMC also has a five-year option to purchase a number of shares of common stock equal to 15% of the shares outstanding on the exercise date at a price equal to the greater of the then-current market value of the AMV common stock or $2.20 per share.

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

Schedule of Outstanding Stock, Warrants and Potential Dilution: The following table summarizes, as of June 30, 1999, outstanding common stock, potential dilution to the outstanding common stock upon exercise of warrants or conversion of convertible debt, and proforma proceeds or debt reduction from the exercise or conversion. The table also sets forth the exercise or conversion prices and warrant expiration and debt due dates.

                                                                                       Proforma
                                  Number or Principal       Common     Exercise or     Proceeds
                                  Amount Outstanding      Stock After  Conversion       or Debt
          Security                 at June 30, 1999       Conversion      Price        Reduction
-------------------------------   -------------------   -------------  -----------  ------------
Outstanding Common Stock                                  12,870,000
Warrants (expiration date):
    J (9/30/99)                           300,000            300,000     $ 2.03     $    609,000
                                                        ------------                ------------

Convertible Debt (due date):
    6.75% Notes (4/16/01)            $    900,000            423,000       2.13          900,000
    6.75% Ventek Note (7/23/00)      $  2,250,000          1,000,000       2.25        2,250,000
                                                        ------------                ------------

                                                           1,423,000                   3,150,000
                                                        ------------                ------------

Convertible Preferred Stock               119,100          1,191,000
                                                        ------------

Potentially outstanding shares
    and proforma proceeds
    or reduction of debt                                  15,784,000                $  3,759,000
                                                        ============                ============


The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Common Stock rises significantly above the exercise or conversion prices, it is unlikely that any warrants will be exercised or that the debt or preferred stock will be converted.

In addition to the FMC option described above, on June 30, 1999, AMV had outstanding options to purchase 3,250,000 shares of Common Stock, 2,616,000 of which are under its stock option plans.

The existence of these outstanding warrants, options, and convertible debt and preferred stock, including options that may be granted under AMV's Stock Option Plans or otherwise, could adversely affect AMV's ability to obtain future financing. The price which AMV may receive for the Common Stock issued upon exercise of options and warrants, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of Common Stock at the time such options and warrants are exercised or debt is converted. For the life of the warrants, options, convertible debt and preferred stock, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of their Common Stock without assuming the risk of ownership. Moreover, the holders of the options and warrants might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options and warrants.

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

Note 5.  Earnings (Loss) Per Share
----------------------------------

The computation of earnings (loss) per share is presented in the following tables:

                                                           For the Three Months Ended June 30,
                                        -------------------------------------------------------------------------
                                                      1999                                    1998
                                        ---------------------------------       ---------------------------------
                                            Income              Shares              Income              Shares
                                            ------              ------              ------              ------
Calculation of EPS
Income available to
   common shareholders                  $     210,000          12,870,000       $   1,016,000         10,715,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (550,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income available to
   common shareholders                  $     210,000          12,320,000       $   1,016,000         10,515,000
                                        =============       =============       =============      =============

-----------------------------------------------------------------------------------------------------------------
Basic earnings per share                $        0.02                           $       0.10
-----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Preferred stock                         $          --           1,191,000       $          --                 --
Stock options and warrants                         --             218,000                  --            938,000
Note and stock appreciation
   rights agreement                                                    --              25,000          1,800,000
Convertible debt                                                       --              63,000          1,424,000
                                        -------------       -------------       -------------      -------------
Income available to
   common shareholders and
   assumed conversions                  $     210,000          13,729,000       $   1,104,000         14,677,000
                                        =============       =============       =============      =============

-----------------------------------------------------------------------------------------------------------------
Diluted earnings per share              $        0.02                           $       0.08
-----------------------------------------------------------------------------------------------------------------


                                                            For the Six Months Ended June 30,
                                        -------------------------------------------------------------------------
                                                      1999                                    1998
                                        ---------------------------------       ---------------------------------
                                         Income (Loss)          Shares              Income              Shares
                                         -------------          ------              ------              ------
Calculation of EPS
Income (loss) available to
   common shareholders                  $    (366,000)         12,472,000       $   1,198,000         10,714,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (550,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $    (366,000)         11,922,000       $   1,198,000         10,514,000
                                        =============       =============       =============      =============

-----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share         $       (0.03)                          $       0.11
-----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --                  --       $          --            938,000
Note and stock appreciation
   rights agreement                                --                  --              50,000          1,800,000
Convertible debt                                   --                  --             126,000          1,424,000
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders and
   assumed conversions                  $    (366,000)         11,922,000       $   1,374,000         14,676,000
                                        =============       =============       =============      =============

-----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share       $       (0.03)                          $       0.09
-----------------------------------------------------------------------------------------------------------------

The number of shares of Common Stock, along with their respective exercise prices, underlying options, warrants and convertible debt, which were excluded from the computation of diluted EPS for the six-month periods because their exercise prices were greater than the average market price of common stock or the inclusion of such shares would be antidilutive, are listed below.

                                                           For Six Months
                                                           Ended June 30,
                                                    ----------------------------
                                                         1999           1998
                                                    -------------   ------------
Number of shares of common stock exercisable from:
   Options                                              3,250,000        541,000
   Warrants                                               300,000        375,000
   Convertible debt                                     1,424,000             --
                                                    -------------  -------------

                                                        4,974,000        916,000

   Exercise price ranges                            $1.00 - $3.00  $2.19 - $4.94


Note 6.  Inventories
--------------------

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                      June 30,         Dec. 31,
                                                        1999            1998
                                                   -------------   -------------

     Raw materials                                 $   3,698,000   $   2,837,000
     Work-in-process                                   1,662,000       1,563,000
     Finished goods                                    3,845,000       2,979,000
                                                   -------------   -------------

                                                   $   9,205,000   $   7,379,000
                                                   =============   =============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
------------------------------------------------------------------------

Our backlog at June 30, 1999 was $5,277,000 compared to $4,991,000 as of June 30, 1998.

Results of Operations - Comparison between three months ended June 30, 1999 and June 30, 1998
-------------
Sales for the three months ended June 30, 1999 ("Q2 1999") were $7,198,000, down 21% when compared to sales for the three months ended June 30, 1998 ("Q2 1998") of $9,087,000. The $1,889,000 decrease in sales is due to lower sales in food processing and plastic sorting applications partially offset by higher sales in softwood veneer production applications.

Gross profit decreased by $802,000 to $4,233,000 in Q2 1999 when compared to $5,035,000 of gross profit in Q2 1998. The decrease in gross profit is due to the decrease in sales. Gross profit as a percentage of sales was 59% in 1999 and 55% in 1998. The increase in gross profit as a percentage of sales is due to a larger percentage of higher-margin products included in Q2 1999 sales.

Selling and marketing expense decreased by $31,000 in Q2 1999 from Q2 1998 to $1,582,000 amounting to 22% of sales in Q2 1999. Similar expenses in Q2 1998 were $1,613,000, or 18% of sales. The increase in selling and marketing expenses as a percentage of sales is due to higher commissions as well as fixed selling expenses spread over a lower sales base.

Research and development expenses were $1,426,000 and $1,031,000 in Q2 1999 and Q2 1998, or 20% and 11% of sales, respectively. The increase in research and development expenses is related to the continuing development of the Company's new generation of processor as well as new products for softwood veneer production applications.

General and administrative expenses decreased $278,000 to $754,000 in Q2 1999 from $1,032,000 in Q2 1998. The decrease is due principally to lower personnel costs and professional fees.

The decrease in interest expense is due to a decrease in outstanding debt balances.

Net income for Q2 1999 was $210,000 as compared to net income of $1,016,000 in Q2 1998.

Results of Operations - Comparison between six months ended June 30, 1999 and June 30, 1998
-------------
Sales for the six months ended June 30, 1999 ("the 1999 Period") were $12,356,000, down 24% when compared to sales for the six months ended June 30, 1998 ("the 1998 Period") of $16,190,000. The decrease is due to lower sales in food processing, plastic sorting and agricultural sorting applications. These decreases were partially offset by higher sales in softwood veneer production applications.

Gross profit decreased by 18% to $6,887,000 in the 1999 Period when compared to $8,368,000 of gross profit in the 1998 Period. In 1999, gross profit was 56% of sales as compared to 52% in 1998. The increase in gross profit as a percentage of sales is due to a larger percentage of higher-margin products included in 1999 sales.

Selling and marketing expense decreased 3% in the 1999 Period from the 1998 Period to $2,529,000 amounting to 20% of sales in 1999. Similar expenses in the 1998 Period were $2,617,000, or 16% of sales. The increase in selling and marketing expenses as a percent of sales is the result of higher commissions as well as fixed selling expenses spread over a lower sales base.

Research and development expenses were $2,686,000 and $2,181,000 in the 1999 Period and the 1998 Period, or 22% and 13% of sales, respectively. The increase in research and development expense in 1999 is related to the continuing development of the Company's new generation of processor as well as new products for softwood veneer production applications.

General and administrative expenses decreased $193,000 to $1,548,000 in the 1999 Period from $1,741,000 in the 1998 Period. The decrease in general and administrative expenses is due principally to lower personnel costs and professional fees.

The decrease in interest expense is due to a decrease in outstanding debt balances.

The net loss for 1999 was $366,000 as compared to a net income of $1,198,000 in 1998.

Liquidity and Capital Resources
-------------------------------
Our cash balance and working capital were $2,886,000 and $13,046,000, respectively, at June 30, 1999 as compared to $4,423,000 and $12,100,000, respectively, at December 31, 1998. Our long-term debt decreased by approximately $2.3 million primarily as a result of the Ventek debt restructuring. Equity at June 30, 1999 increased from December 31, 1998 due to the Ventek debt restructuring, offset by a $366,000 net loss for 1999.

During 1999, net cash used in operating activities totaled $682,000 compared to cash used for operating activities of $376,000 in 1998. The 1999 usage was due to the $366,000 net loss, an increase in accounts receivable due to large shipments in June and an increase in inventories due to an increase in the number of systems that are installed in customer plants on a trial basis. These increases were partially offset by an increase in current liabilities. The 1998 usage was due principally to an increase in accounts receivable, inventories and prepaid and other assets.

Cash used in investment activities totaled $86,000 in 1999 compared to cash used in investment activities of $962,000 in 1998. We have no material commitments for capital expenditures at June 30, 1999.

Cash used in financing activities totaled $769,000 in 1999 as compared to cash generated from financing activities of $298,000 in 1998. In February 1999, we paid $750,000 of a $1,000,000 note and issued 1,800,000 shares of Common Stock in payment of a $1,529,000 note as part of the Ventek debt restructuring. In 1998, we refinanced our mortgage payable increasing the amount borrowed to $3,000,000 from $2,680,000 (see Note 3 to Consolidated Financial Statements).

In October 1998, we received $2,620,000 from FMC Corporation for 119,106 shares of newly issued Series B Preferred Stock (see Note 4 to Consolidated Financial Statements).

In April 1999, we entered into a Business Loan Agreement providing up to $2,500,000 of working capital financing (see Note 3 to Consolidated Financial Statements).

We believe that we have sufficient cash to enable us to sustain our operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months.

Cautionary Statements and Risk Factors
--------------------------------------
In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission, reports to stockholders and information provided in our web site.

The words or phrases "will likely," "are expected to," "is anticipated," "is predicted," "forecast," "estimate," "project," "plans to continue," "believes," or similar expressions identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. In connection with the "Safe Harbor" provisions on the Private Securities Litigation Reform Act of 1995, we are calling to your attention important factors that could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

The following list of important factors may not be all inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

   * A history of losses and negative cash flow.
   * Fluctuations in quarterly operating results and seasonality in certain of our markets.
   * Rapid technological change in our markets and the need for new product development.
   * Market acceptance of our new products.
   * Our dependence on certain markets and the need to expand into new markets.
   * The lengthy sales cycle for our products.
   * Our highly competitive marketplace.
   * The dependence on certain suppliers.
   * The risks associated with dependence upon significant customers and reliance on certain distribution channels.
   * The risks associated with international sales. The uncertain ability to manage growth and integrate acquired businesses.
   * Risks associated with acquisitions and other relationships.
   * Dependence upon key personnel.
   * Our ability to protect our intellectual property.
   * The possibility of product liability or other legal claims.
   * Exposure to possible warranty and litigation claims.
   * The possible need for additional financing.
   * The impact of the 1998 Shareholder Rights Plan.
   * Our inability or our suppliers' or customers' inabilities to remedy potential problems with information systems related to the arrival of the year 2000.

These risk factors are discussed in further detail below.

History of Losses; Negative Cash Flow: Prior to 1995 and in 1996 and in certain fiscal quarters thereafter, we experienced losses and negative operating cash flow. We believe that we may operate at a negative cash flow for certain periods in the future due to (a) the need to fund certain development projects, (b) cash required to enter new market areas, (c) irregular bookings by customers due to seasonality or economic downturns in some markets and the relatively high per-unit cost of our products which may cause fluctuations in quarterly or yearly revenues, and (d) cash required for the repayment of debt, especially $2.5 million due in July 2000. If we are unable to consistently generate sustained positive cash flow from operations, we must rely on debt or equity financing.

Although we achieved profitability in 1995, 1997 and 1998, there can be no assurance as to future profitability on a quarterly or annual basis.

Fluctuations in Quarterly Operating Results; Seasonality: We have experienced and may in the future experience significant fluctuations in revenues and operating results from quarter to quarter as a result of a number of factors, many of which are outside our control. These factors include the timing of significant orders and shipments, product mix, delays in shipment, capital spending patterns of customers, competition and pricing, new product introductions by us or our competitors, the timing of research and development expenditures, expansion of marketing and support operations, changes in material costs, production or quality problems, currency fluctuations, disruptions in sources of supply, regulatory changes and general economic conditions. These factors are difficult to forecast, and these or other factors could have a material adverse effect on our business and operating results. Moreover, due to the relatively fixed nature of many of our costs, including personnel and facilities costs, we would not be able to reduce costs in any quarter to compensate for any unexpected shortfall in net sales, and such a shortfall would have a proportionately greater impact on our results of operations for that quarter. For example, a significant portion of our quarterly net sales depends upon sales of a relatively small number of high-priced systems. Thus, changes in the number of systems shipped in any given quarter can produce substantial fluctuations in net sales, gross profits, and net income from quarter to quarter. In addition, in the event our machine vision systems' average selling price changes, the addition or cancellation of sales may exacerbate quarterly fluctuations in revenues and operating results.

Our operating results may also be affected by certain seasonal trends. For example, we may experience lower sales and order levels in the first quarter when compared with the preceding fourth quarter due to the seasonality of certain harvested food items and the timing of annual or semi-annual customer plant shut-downs during which systems are installed. We expect these patterns to continue.

Rapid Technological Change; Product Development: The markets for our machine vision products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. For example, we believe that the 1995 introduction by Key Technology, Inc. of its new line of vision sorting equipment adversely affected our bookings in late 1995 and 1996. Sales of our products depend in part on the continuing development and deployment of new technology and services and applications. Our success will depend to a significant extent upon our ability to enhance existing products and develop new products that gain market acceptance. We cannot be sure that we will be successful in selecting, developing and manufacturing new products or enhancing existing products on a timely or cost-effective basis or that products or technologies developed by others will not render our products non-competitive or obsolete. Moreover, we may encounter technical problems in connection with product development that could result in the delayed introduction of new products or product enhancements.

Market Acceptance of New Products: Our future operating results will depend upon our ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. We are currently marketing a new generation of high-speed software and digital signal processing technology designed to significantly improve system performance. In 1998 and 1999, we placed machines incorporating the new technology at several customer locations as trial units. Converting these systems to sales will depend upon completion of product development and ultimate acceptance by the customers. We cannot be sure that a market for these systems will develop (i.e., that a need for the system will exist, that the system will be favored over other products on the market, etc.).

Dependence on Certain Markets and Expansion Into New Markets: Our future success and growth depends upon continuing sales in domestic and international food processing markets as well as successful penetration of other existing and potential markets. A substantial portion of our historical sales has been in the potato and other vegetable processing markets. Reductions in capital equipment expenditures by such processors due to commodity surpluses, product price fluctuations, changing consumer preferences, longer product evaluation periods or other factors could have an adverse effect on our results of operations. We also intend to expand the marketing of our processing systems in additional food markets such as meat and granular food products, as well as non-food markets such as plastics, wood products and tobacco, and to expand our sales activities in foreign markets. In the case of Ventek, the wood products market served is narrow and cyclical, and saturation of that market and the potential inability to identify and develop new markets could adversely affect our growth rate. We may not be able to successfully penetrate additional food and non-food markets or expand further in foreign markets.

Lengthy Sales Cycle: The marketing and sales cycle for our machine vision systems, especially in new markets or in a new application, is lengthy and can be as long as three years. Even in existing markets, due to the $150,000 to $600,000 price for each system and possibly significant ancillary costs required for a customer to install the system, the purchase of a machine vision system can constitute a substantial capital investment for a customer (which may need more than one machine for its particular proposed application) requiring lengthy consideration and evaluation. In particular, a potential customer must develop a high degree of assurance that the product will meet its needs, successfully interface with the customer's own manufacturing, production or processing system, and have minimal warranty, safety and service problems. Accordingly, the time lag from initiation of marketing efforts to final sales can be lengthy.

Competition: The markets for our products are highly competitive. Several years ago, a major competitor introduced a new optical sorter product that has increased the competition that we face. In the case of Ventek, the wood industry continues to develop alternative products to plywood (e.g., oriented strand board) which do not require vision systems for quality control. Some of our competitors may have substantially greater financial, technical, marketing and other resources than we have. Important competitive factors in our markets include price, performance, reliability, customer support and service. Although we believe that we currently compete effectively with respect to these factors, we may not be able to compete effectively in the future.

Dependence Upon Certain Suppliers: Certain key components and subassemblies used in our products are currently obtained from sole sources or a limited group of suppliers, and we do not have any long-term supply agreements to ensure an uninterrupted supply of these components. Although we seek to reduce dependence on sole or limited source suppliers, the inability to obtain sufficient sole or limited source components as required, or to develop alternative sources if and as required, could result in delays or reductions in product shipments which could materially and adversely affect our results of operations and damage customer relationships. The purchase of certain of the components used in our products require an eight- to twelve-week lead time for delivery. An unanticipated shortage of such components could delay our ability to timely manufacture units, damage customer relations, and have a material adverse effect on us. In addition, a significant increase in the price of one or more of these components or subassemblies could negatively affect our results of operations.

Dependence Upon Significant Customers and Distribution Channel: We sold equipment to an unaffiliated customer totaling 14% of sales in 1997 and to two unaffiliated customers totaling 13% and 12% of sales in 1996. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. In the emerging pulp wood industry, we utilize a single exclusive distributor for our products in North America. In 1998, FMC Corporation became our exclusive or non-exclusive sales representative in much of the United States and in many areas in the rest of the world. While we strive to create long-term relationships with our customers, distributors and representatives, there can be no assurance that they will continue ordering or selling additional systems. We may continue to be dependent on a small number of customers, distributors and representatives, the loss of which would adversely affect our business.

Risk of International Sales: Due to our export sales, we are subject to the risks of conducting business internationally, including unexpected changes in regulatory requirements; fluctuations in the value of the U. S. dollar which could increase the sales prices in local currencies of our products in international markets; delays in obtaining export licenses, tariffs and other barriers and restrictions; and the burdens of complying with a variety of international laws. For example, the possibility of sales to Indonesian customers was adversely affected by that country's currency devaluation when compared to the U. S. dollar over the past few years. In addition, the laws of certain foreign countries may not protect our intellectual property rights to the same extent as do the laws of the United States.

Uncertain Ability to Manage Growth and Integrate Acquired Businesses: As part of our business strategy, we intend to pursue rapid growth. In March and July 1996, we acquired Pulsarr and Ventek. Pulsarr was subsequently sold in May 1997. A growth strategy involving the integration of new entities may require the establishment of additional sales representative and distribution relationships, expanded customer service and support, increased personnel throughout the Company and the continued implementation and improvement of our operational, financial and management information systems. We may be unable to attract qualified personnel or to accomplish other measures necessary for successful integration of entities that may be acquired in the future or for internal growth, and we may be unable to successfully manage expanded operations. As we expand, we may from time to time experience constraints that will adversely affect our ability to satisfy customer demand in a timely fashion. Failure to manage growth effectively could negatively affect our financial condition and results of operations.

Risks Associated With Acquisitions: We may pursue strategic acquisitions or joint ventures in addition to the acquisitions of Pulsarr (subsequently divested in May 1997) and Ventek as part of our growth strategy. While we presently have no understandings, commitments or agreements with respect to any further acquisition, we anticipate that one or more potential opportunities may arise in the future. Acquisitions and joint ventures would require investment of operational and financial resources and could require integration of dissimilar operations, assimilation of new employees, diversion of management resources, increases in administrative costs and additional costs associated with debt or equity financing. For these reasons, any acquisition or joint venture may have an adverse effect on our results of operations or may result in dilution to existing shareholders. If additional attractive opportunities become available, we may decide to pursue them actively.

Dependence Upon Key Personnel: Our success depends to a significant extent upon the continuing contributions of key management, technical, sales and marketing and other key personnel. Except for William J. Young, our President and Chief Executive Officer, Alan R. Steel, our Chief Financial Officer, Dr. James Ewan, SRC's President and Chief Executive Officer, and the four former stockholders of Ventek, we do not have long-term employment agreements or other arrangements with employees which would encourage them to remain with the Company. Our future success also depends upon our ability to attract and retain additional skilled personnel. Competition for such employees is intense. The loss of any current key employees or the inability to attract and retain additional key personnel could have a material adverse effect on our business and operating results.

Intellectual Property: Our competitive position may be affected by our ability to protect proprietary technology. Although we have a number of United States and foreign patents, such patents may not provide meaningful protection for our product innovations. We may experience additional intellectual property risks in international markets where we may lack patent protection.

Product Liability and Other Legal Claims: From time to time, we may be involved in litigation arising out of the normal course of business, including product liability, patent and other legal claims. While we have a general liability insurance policy which includes product liability coverage up to an aggregate amount of $10 million, we may not be able to maintain product liability insurance on acceptable terms in the future. Litigation, regardless of its outcome, could result in substantial cost and diversion of effort. Any infringement claims or litigation against us could materially and adversely affect our business, operating results and financial condition. If a substantial product liability or other legal claim against us was sustained that was not covered by insurance, there could be an adverse effect on our financial condition and marketability of the affected products.

Warranty Exposure and Performance Specifications: We generally provide a one-year limited warranty on our products. In addition, for certain custom-designed systems, we contract to meet certain performance specifications. In the past, we have incurred higher warranty expenses related to new products than we typically incur with established products. We may incur substantial warranty expenses in the future with respect to new products, as well as established products, or with respect to our obligations to meet performance specifications, which may have an adverse effect on our results of operations and customer relationships.

Possible Need for Additional Financing: We may seek additional financing; however, we may not be able to obtain additional financing on terms satisfactory to us, if at all. Potential increases in the number of outstanding shares of our Common Stock due to convertible debt and preferred stock, warrants and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 2000, may limit our ability to negotiate additional debt or equity financing.

Shareholder Rights Plan: In February 1998, we implemented a stock rights program. Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The rights are attached to our Common Stock and will also become attached to shares issued in the future. The rights will not be traded separately and will not become exercisable until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of our Common Stock. The rights will expire on February 26, 2008 and are redeemable at $.0001 per right.

After a triggering event, the rights will detach from the Common Stock. If AMV is then merged into, or is acquired by, another corporation, we have the opportunity to either (a) redeem the rights or (b) permit the rights holder to receive in the merger stock of AMV or the acquiring company equal to two times the exercise price of the right (i.e., $30). In the latter instance, the rights attached to the acquirer's stock become null and void. The effect of the rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of our Board of Directors, the offer is inadequate.

In October 1998, FMC acquired 119,106 shares of our Series B Preferred Stock, which, if converted into Common Stock in accordance with its terms, represented a 10% ownership position in the Company on that date. FMC also received a five-year option to acquire 15% of our outstanding Common Stock on the date of exercise. While FMC's resulting beneficial ownership exceeds 20%, the transaction was not a triggering event as defined in the Stock Rights Plan since FMC acquired the shares directly from the Company. As stated in a Schedule 13D filed with the Securities and Exchange Commission on October 22, 1998, FMC's purpose was to invest in the Company and its technology. FMC currently intends to review its investment position in the Company periodically and, depending on such review and factors including market conditions and share prices, our business prospects, technology, future developments and applicable legal requirements, FMC may seek to acquire additional securities of the Company from time to time in the open market or in negotiated transactions. In December 1998, we amended the Shareholder Rights Plan to permit FMC to purchase on the open market up to 1,600,000 shares of Common Stock without such purchase being a triggering event.

While we are not aware of any other circumstance that might result in the acquisition of a sufficient number of shares of our Common Stock to trigger distribution of the Rights, existence of the Rights could discourage offers for our stock that may exceed the current market price of the stock, but that the Board of Directors deems inadequate.

Year 2000 Issues: We are aware of the potential for industry-wide business disruption which could occur due to problems related to the "Year 2000" issue. We believe we have a prudent plan in place to address this issue within the Company and its supply chain. The components of this plan include: an assessment of internal systems for modification and/or replacement, communication with external suppliers to determine their state of readiness to maintain an uninterrupted supply of goods and services to the Company, and an evaluation of products sold by us to customers as to the ability of the products to work properly after the turn of the century.

Internal Systems: Our process for achieving Year 2000 compliance for internal systems is as follows:

     1. Develop an inventory of all internal systems that may be affected by Year 2000 issues;

     2. Determine the Year 2000 compliance status of each internal system;

     3. Prioritize the importance of Year 2000 compliance for each internal system;

     4. Determine the method to be used to achieve compliance (modify, replace, cease use);

     5. Complete the planned action;

     6. Test the system.

We have completed the six steps for internal systems in use throughout the Company that may be affected by Year 2000 issues. The Company is internally Year 2000-compliant.

Suppliers: We have initiated a program to survey the Year 2000 readiness of our major and critical suppliers. We have sent letters to these suppliers outlining our approach towards the Year 2000 issue and asking for either their certification that their product is Year 2000-compliant or their commitment to resolve any issues they may have. We have identified suppliers that we view as critical to our business. We have defined a critical supplier as one whose inability to continue to provide goods and services would have a serious adverse impact on our ability to produce, deliver and collect payment for our product. To date, we have received responses from nearly all critical suppliers. We are following up on those suppliers who have not responded.

Products: The main functionality of our products is not affected by the date function. Our products shipped subsequent to June 1998 are Year 2000-compliant. For products shipped prior to June 1998, we have provided instructions to our customers on how to make our equipment fully compliant. We have contacted all customers to ensure they have ample time to become fully complaint.

Costs: Costs incurred in our Year 2000 compliance effort are expensed as incurred and funded with cash generated from operations. These costs are included in the normal, recurring costs incurred for product development and systems maintenance and are not material to our results of operations, nor are they expected to be in the future. There have been no significant deferrals of other information technology projects.

Risks and Contingency Plan: Although we believe we are taking prudent action related to the identification and resolution of issues related to the Year 2000, our assessment is still in progress. We may never be able to know with certainty whether certain critical suppliers are compliant. Failure of critical suppliers to make their computer systems Year 2000-compliant could result in delaying deliveries of products and services to us. If such delays are extensive, they could have a material adverse effect on our business.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities. Such failures could negatively affect our results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 issue, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers, we are unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on our results of operations, liquidity or financial position. The Year 2000 compliance project is expected to reduce, but not eliminate, our level of uncertainty about the Year 2000 issue and, in particular, about the Year 2000 compliance and readiness of its critical suppliers. We believe that, with the completion of the Year 2000 compliance project as scheduled, the possibility of significant interruptions to normal operations should be reduced.

We continue to evaluate the risks associated with potential Year 2000-related failures. As we better understand the risks within our unique set of internal systems, business partners and products, a formal contingency plan to alleviate the impact of high potential or serious failures will be developed. We anticipate  having this  contingency  plan outlined by September  30, 1999.  The components of this plan will likely include raw material and finished goods inventory levels, alternative suppliers and backup systems. Until the contingency plan is completed, we do not possess the information necessary to estimate the potential negative impact of Year 2000 compliance issues related to internal systems, its suppliers, its customers or other parties.

                           PART II. OTHER INFORMATION
================================================================================


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)  Exhibits

 Exhibit
  Number   Description
--------   -------------------------

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

 10.25     $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to
           Ventek. (15)

 10.26 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (18)

 10.27 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (18)

 10.28     1998 Senior Management and Director Stock Purchase Plan. (20)

 10.29 Business Loan Agreement dated April 12, 1999 between AMV and Bank of America NT&SA. (21)

    27     Financial Data Schedule.

---------------------

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

(17) Filed with the SEC on August 4, 1998 as an exhibit to the Company's Form 10-Q dated August 4, 1998.

(18) Filed with the SEC on October 19, 1998 as an exhibit to the Company's Form 8-K dated October 14, 1998.

(19) Filed with the SEC on October 30, 1998 as an exhibit to the Company's Form 10-Q dated October 30, 1998.

(20) Filed with the SEC on January 14, 1999 as an exhibit to the Company's Form 8-K dated December 22, 1998.

(21) Filed with the SEC on May 11, 1999 as an exhibit to the Company's Form 10-Q dated May 11, 1999.

(b)    Reports on Form 8-K:

None


                                    SIGNATURE
                                    ---------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     August 6, 1999                                    /s/  Alan R. Steel
-----------------------                            -----------------------------
                                                            Alan R. Steel
                                                      Vice President, Finance
                                                   (Principal Financial and duly
                                                         Authorized Officer)