Form 10-Q
period 1999-09-30
ADVANCED MACHINE VISION CORP
filed 1999-11-12
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    FORM 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999


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

                                                                Yes |X|   No |_|

On September 30, 1999, registrant had 12,821,884 shares of Class A Common Stock, and 47,669 shares of Class B Common Stock, all no par value, issued and outstanding.

                            Exhibit Index at Page 18



                                      INDEX
                                      -----


                                                                     Page Number
                                                                     -----------

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

         Consolidated Balance Sheets...........................................1
         Consolidated Statements of Operations - Three Months..................2
         Consolidated Statements of Operations - Nine Months...................3
         Consolidated Statement of Shareholders' Equity........................4
         Consolidated Statements of Cash Flows.................................5
         Notes to Unaudited Consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...............................10


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.....................................18

         Signature............................................................21

                          PART I. FINANCIAL INFORMATION
                          =============================


Item 1.  Financial Statements

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                Sept. 30,        December 31,
                                                                  1999               1998
                                                             -------------      -------------
                                                              (unaudited)         (audited)
                                     ASSETS
                                     ------

Current assets:
     Cash and cash equivalents                               $   3,238,000      $   4,423,000
     Accounts receivable - net                                   2,547,000          4,073,000
     Inventories                                                 8,992,000          7,379,000
     Prepaid expenses                                              737,000            181,000
     Current deferred tax asset                                  1,175,000          1,175,000
                                                             -------------      -------------

              Total current assets                              16,689,000         17,231,000

Property, plant and equipment - net                              5,084,000          5,274,000
Intangible assets - net                                          4,355,000          4,894,000
Deferred tax asset                                                 925,000            925,000
Other assets                                                       645,000          1,515,000
                                                             -------------      -------------

                                                             $  27,698,000      $  29,839,000
                                                             =============      =============



                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------


Current liabilities:
     Accounts payable                                        $     864,000      $     984,000
     Accrued liabilities                                           600,000            997,000
     Customer deposits                                           1,257,000          1,151,000
     Accrued payroll                                               473,000            761,000
     Warranty reserve                                              450,000            448,000
     Current portion of notes payable                            2,540,000            790,000
                                                             -------------      -------------

              Total current liabilities                          6,184,000          5,131,000
                                                             -------------      -------------
Notes payable, less current portion                              3,804,000          7,862,000
                                                             -------------      -------------
Commitments and contingencies
Shareholders' equity:
     Preferred stock                                             2,579,000          2,579,000
     Common stock:
         Class A and B - 12,870,000 and
         10,720,000 shares issued and
         outstanding at September 30, 1999
         and December 31, 1998, respectively                    26,103,000         24,329,000
     Common stock warrants                                              --            110,000
     Additional paid in capital                                  5,020,000          4,910,000
     Accumulated deficit                                       (15,962,000)       (15,112,000)
     Cumulative translation adjustment                             (30,000)            30,000
                                                             -------------      -------------

              Total shareholders' equity                        17,710,000         16,846,000
                                                             -------------      -------------

                                                             $  27,698,000      $  29,839,000
                                                             =============      =============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Three Months
--------------------------------------------------------------------------------

                                                           Three Months Ended Sept. 30,
                                                          ------------------------------
                                                              1999              1998
                                                              ----              ----
                                                                    (unaudited)
Net sales                                                 $  6,646,000     $  5,546,000
Cost of sales                                                3,631,000        2,667,000
                                                          ------------     ------------

Gross profit                                                 3,015,000        2,879,000
                                                          ------------     ------------

Operating expenses:
     Selling and marketing                                   1,270,000          644,000
     Research and development                                1,108,000        1,116,000
     General and administrative                                833,000          767,000
     Amortization of intangible assets                         180,000          174,000
                                                          ------------     ------------

                                                             3,391,000        2,701,000

Income (loss) from operations before other
   income and expense                                         (376,000)         178,000

Other income and expense:
     Investment and other income                                26,000           72,000
     Interest expense                                         (134,000)        (172,000)
                                                          ------------     ------------

Income (loss) before income taxes                             (484,000)          78,000

Provision for income taxes                                          --            3,000
                                                          ------------     ------------

Net income (loss)                                         $   (484,000)    $     75,000
                                                          ============     ============

Earnings (loss) per share (Note 5):
     Basic                                                $       0.04     $       0.01
                                                          ============     ============
     Diluted                                              $       0.04     $       0.01
                                                          ============     ============

Average shares outstanding - assuming dilution              12,320,000       11,234,000
                                                          ============     ============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations - Nine Months
--------------------------------------------------------------------------------

                                                            Nine Months Ended Sept. 30,
                                                          ------------------------------
                                                              1999              1998
                                                              ----              ----
                                                                    (unaudited)
Net sales                                                 $ 19,002,000     $ 21,736,000
Cost of sales                                                9,100,000       10,489,000
                                                          ------------     ------------

Gross profit                                                 9,902,000       11,247,000
                                                          ------------     ------------

Operating expenses:
     Selling and marketing                                   3,799,000        2,977,000
     Research and development                                3,794,000        3,297,000
     General and administrative                              2,381,000        2,792,000
     Amortization of intangible assets                         540,000          521,000
                                                          ------------     ------------

                                                            10,514,000        9,587,000

Income (loss) from operations before other
   income and expense                                         (612,000)       1,660,000

Other income and expense:
     Investment and other income                               157,000          183,000
     Interest expense                                         (411,000)        (517,000)
                                                          ------------     ------------

Income (loss) before income taxes                             (866,000)       1,326,000

Provision for (benefit from) income taxes                      (16,000)          53,000
                                                          ------------     ------------

Net income (loss)                                         $   (850,000)    $  1,273,000
                                                          ============     ============

Earnings (loss) per share (Note 5):
     Basic                                                $      (0.07)    $       0.12
                                                          ============     ============
     Diluted                                              $      (0.07)    $       0.10
                                                          ============     ============

Average shares outstanding - assuming dilution              12,005,000       13,182,000
                                                          ============     ============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statement of Shareholders' Equity (unaudited)
--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                                                               Other
                                   Series B           Class A and B                                           Compre-     Compre-
                                Preferred Stock       Common Stock        Common    Additional                hensive     hensive
                              ------------------- ----------------------  Stock      Paid in    Accumulated   Income      Income
                               Shares    Amount     Shares      Amount   Warrants    Capital      Deficit     (Loss)      (Loss)
                              -------  ---------- ---------- ----------- ---------  ---------- ------------- --------   ----------
Balance,
   December 31, 1998          119,106  $2,579,000 10,720,000 $24,329,000 $ 110,000  $4,910,000 $(15,112,000) $ 30,000

Conversion of note
   payable                         --          --  1,800,000   1,774,000        --          --           --        --
Issuance of restricted
   stock                           --          --    350,000          --        --          --           --        --
Cancellation/expiration
   of warrants                     --          --         --          --  (110,000)    110,000           --        --
Translation adjustment             --          --         --          --        --          --           --   (60,000)  $ (60,000)
Net loss                           --          --         --          --        --          --     (850,000)       --    (850,000)
                              -------  ---------- ---------- ----------- ---------  ---------- ------------  --------   ---------

Balance, Sept. 30, 1999       119,106  $2,579,000 12,870,000 $26,103,000 $      --  $5,020,000 $(15,962,000) $(30,000)
                              =======  ========== ========== =========== =========  ========== ============  ========



Comprehensive loss                                                                                                      $ (910,000)
                                                                                                                        ==========



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                  Nine Months Ended Sept. 30,
                                                                                ------------------------------
                                                                                    1999              1998
                                                                                    ----              ----
                                                                                          (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $   (850,000)    $  1,273,000
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                             1,137,000        1,051,000
         Changes in assets and liabilities:
              Accounts receivable                                                  1,526,000         (840,000)
              Inventories                                                         (1,613,000)      (1,383,000)
              Prepaid expenses and other assets                                      264,000         (334,000)
              Accounts payable, accrued liabilities, customer
                  deposits, accrued payroll and warranty reserve                    (455,000)        (729,000)
                                                                                ------------     ------------

                  Net cash provided by (used in) operating activities                  9,000         (962,000)
                                                                                ------------     ------------

Cash (used in) investing activities:
     Purchases of property and equipment                                            (415,000)      (1,088,000)
                                                                                ------------     ------------

                  Net cash (used in) investing activities                           (415,000)      (1,088,000)
                                                                                ------------     ------------

Cash (used in) provided by financing activities:
     Notes payable to bank and others, net                                          (779,000)         282,000
     Proceeds from exercise of stock options                                              --            8,000
                                                                                ------------     ------------

                  Net cash (used in) provided by financing activities               (779,000)         290,000
                                                                                ------------     ------------

Net (decrease) in cash                                                            (1,185,000)      (1,760,000)

Cash and cash equivalents, beginning of the period                                 4,423,000        6,045,000
                                                                                ------------     ------------

Cash and cash equivalents, end of period                                        $  3,238,000     $  4,285,000
                                                                                ============     ============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES
              ====================================================

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
              ====================================================

--------------------------------------------------------------------------------

Note 1.  Principles of Consolidation
------------------------------------

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1998), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at September 30, 1999, and December 31, 1998, the results of operations for the three- and nine-month periods ended September 30, 1999 and cash flows for the nine-month period ended September 30, 1999. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and Ventek, Inc. ("Ventek"). The Company's current operating subsidiaries are SRC and Ventek.

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

Note 3.  Financing
------------------

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note, $900,000 of which remains outstanding at September 30, 1999. The nominal 6.75% interest rate may be adjusted upward on each anniversary date (April 13) of the note if the market price of the Company's Common Stock fails to reach certain levels. In April 1999, the interest rate was adjusted to 10.75%. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The note is secured by 54% of the stock of ARC Netherlands BV. The note is convertible into the Company's Common Stock at $2.125 per share.

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

Note 4.  Equity Transactions; Reduction in Outstanding Securities;
         Effect of Remaining Warrants, Options and Convertible Securities; Stock Rights Plan
--------------------------------------------------------------------------

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

Between March 8, 1997 and September 30, 1999, 188,400 Unit Purchase Options (to acquire 1,696,000 shares of stock) originally issued in connection with the Company's 1992 initial public offering, 135,000 Laidlaw warrants, 300,000 Gerinda warrants, the Company's Class A, B and C Warrants to purchase approximately 11.4 million shares, 275,000 Class D Warrants, 240,000 Class G Warrants and 300,000 Class J Warrants expired unexercised.

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

Schedule of Outstanding Stock, Warrants and Potential Dilution: The following table summarizes, as of September 30, 1999, outstanding common stock, potential dilution to the outstanding common stock upon conversion of convertible debt, and proforma proceeds or debt reduction from the conversion. The table also sets forth the conversion prices and warrant expiration and debt due dates.

                                   Number or Principal                Common                          Proforma
                                   Amount Outstanding               Stock After      Conversion         Debt
          Security                at September 30, 1999             Conversion          Price         Reduction
-------------------------------   ---------------------           -------------      -----------    ------------
Outstanding Common Stock                                            12,870,000

Convertible Debt (due date):
    6.75% Notes (4/16/01)             $    900,000                     423,000         $   2.13     $    900,000
    6.75% Ventek Note (7/23/00)       $  2,250,000                   1,000,000             2.25        2,250,000
                                                                  ------------                      ------------

                                                                     1,423,000
                                                                  ------------

Convertible Preferred Stock                119,100                   1,191,000
                                                                  ------------

Potentially outstanding shares
    and proforma proceeds
    or reduction of debt                                            15,484,000                      $  3,150,000
                                                                  ============                      ============


The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Common Stock rises significantly above the conversion prices, it is unlikely that the debt or preferred stock will be converted.

In addition to the FMC option described above, on September 30, 1999, AMV had outstanding options to purchase 3,185,000 shares of Common Stock, 2,553,000 of which are under its stock option plans.

The existence of these outstanding options, convertible debt and preferred stock, including options that may be granted under AMV's Stock Option Plans or otherwise, could adversely affect AMV's ability to obtain future financing. The price which AMV may receive for the Common Stock issued upon exercise of options, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of Common Stock at the time such options are exercised or debt is converted. For the life of the options, convertible debt and preferred stock, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership. Moreover, the holders of the options might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options.

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

Note 5.  Earnings (Loss) Per Share
----------------------------------

The computation of earnings (loss) per share is presented in the following tables:

                                                        For the Three Months Ended September 30,
                                        -------------------------------------------------------------------------
                                                      1999                                    1998
                                        ----------------------------------      ---------------------------------
                                         Income (Loss)         Shares              Income              Shares
                                        --------------      --------------      -------------      --------------
Calculation of EPS
Income (loss) available to
   common shareholders                  $    (484,000)         12,870,000       $      75,000         10,720,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (550,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $    (484,000)         12,320,000       $      75,000         10,520,000
                                        =============       =============       =============      =============

------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share         $       (0.04)                          $       0.01
------------------------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --                  --       $          --            714,000
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders and
   assumed conversions                  $    (484,000)         12,320,000       $      75,000         11,234,000
                                        =============       =============       =============      =============

------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share       $       (0.04)                          $       0.01
------------------------------------------------------------------------------------------------------------------------------------


                                                         For the Nine Months Ended September 30,
                                        -------------------------------------------------------------------------
                                                      1999                                    1998
                                        ----------------------------------      ---------------------------------
                                         Income (Loss)         Shares              Income              Shares
                                        --------------      --------------      -------------      --------------
Calculation of EPS
Income (loss) available to
   common shareholders                  $    (850,000)         12,555,000       $   1,273,000         10,716,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (550,000)                 --           (200,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $    (850,000)         12,005,000       $   1,273,000         10,516,000
                                        =============       =============       =============      =============

------------------------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share         $       (0.07)                          $       0.12
------------------------------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --                  --       $          --            866,000
Note and stock appreciation
   rights agreement                                --                  --              75,000          1,800,000
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders and
   assumed conversions                  $    (850,000)         12,005,000       $   1,348,000         13,182,000
                                        =============       =============       =============      =============

------------------------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share       $       (0.07)                          $       0.10
------------------------------------------------------------------------------------------------------------------------------------

The number of shares of Common Stock, along with their respective exercise prices, underlying options, warrants, convertible debt and preferred stock, which were excluded from the computation of diluted EPS for the nine-month periods because their exercise prices were greater than the average market price of common stock or the inclusion of such shares would be antidilutive, are listed below.

                                                          For Nine Months
                                                        Ended September 30,
                                                   -----------------------------
                                                       1999             1998
                                                   -------------   -------------
Number of shares of common stock
  exercisable from:
     Options                                           3,185,000       1,279,500
     Warrants                                                 --         790,000
     Convertible debt                                  1,423,000       1,423,000
     Preferred stock                                   1,191,000              --
                                                   -------------   -------------

                                                       5,799,000       3,492,500

   Exercise price ranges                           $1.00 - $3.00   $1.88 - $4.63


Note 6.  Inventories
--------------------

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                     Sept. 30,        Dec. 31,
                                                       1999             1998
                                                   -------------   -------------

     Raw materials                                 $   3,338,000   $   2,837,000
     Work-in-process                                   2,047,000       1,563,000
     Finished goods                                    3,607,000       2,979,000
                                                   -------------   -------------

                                                   $   8,992,000   $   7,379,000
                                                   =============   =============


Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
======================================================

Our backlog at September 30, 1999 was $4,074,000 compared to $2,934,000 as of September 30, 1998.

Results of Operations - Comparison between three months ended September 30, 1999 and September 30, 1998
--------------------------------------------------------------------------------
Sales for the three months ended September 30, 1999 ("Q3 1999") were $6,646,000, up 20% when compared to sales for the three months ended September 30, 1998 ("Q3 1998") of $5,546,000. The $1,100,000 increase in sales is due to higher sales in softwood veneer production applications.

Gross profit increased by $136,000 to $3,015,000 in Q3 1999 when compared to $2,879,000 of gross profit in Q3 1998. The increase in gross profit is due to the increase in sales. Gross profit as a percentage of sales was 45% in 1999 and 52% in 1998. The decrease in gross profit as a percentage of sales is due to the introduction of new products and the penetration of new geographical markets. The initial unit cost of sales of the new products are higher due to the higher material costs resulting from smaller quantity purchasing and higher labor costs due to the lack of learning curve efficiencies. To penetrate new geographical markets, the Company granted some initial discounts, which also decreased gross margins as a percentage of sales.

Selling and marketing expense increased by $626,000 in Q3 1999 from Q3 1998 to $1,270,000 amounting to 19% of sales in Q3 1999. Similar expenses in Q3 1998 were $644,000, or 12% of sales. The increase in selling and marketing expenses in terms of both the dollar amount and a percentage of sales is due to higher personnel costs and marketing activities associated with the introduction of new products and the penetration of new geographical areas.

Research and development expenses were $1,108,000 and $1,116,000 in Q3 1999 and Q3 1998, or 17% and 20% of sales, respectively. The decrease in research and development expenses as a percentage of sales is related to spreading of the fixed research and development costs over a larger sales base.

General and administrative expenses increased $66,000 to $833,000 in Q3 1999 from $767,000 in Q3 1998.

The decrease in interest expense is due to a decrease in outstanding debt balances.

Net loss for Q3 1999 was  $484,000  as  compared  to net income of $75,000 in Q3
1998.

Results of Operations - Comparison between nine months ended September 30, 1999 and September 30, 1998
--------------------------------------------------------------------------------
Sales for the nine months ended September 30, 1999 ("the 1999 Period") were $19,002,000, down 13% when compared to sales for the nine months ended September 30, 1998 ("the 1998 Period") of $21,736,000. The decrease is due to lower sales in food processing, plastic sorting and agricultural sorting applications. These decreases were partially offset by higher sales in softwood veneer production applications.

Gross profit decreased by 12% to $9,902,000 in the 1999 Period when compared to $11,247,000 of gross profit in the 1998 Period. The decrease in gross profit is due to lower sales. In 1999, gross profit was 52% of sales as compared to 52% in 1998.

Selling and marketing expense increased 28% in the 1999 Period from the 1998 Period to $3,799,000 amounting to 20% of sales in 1999. Similar expenses in the 1998 Period were $2,977,000, or 14% of sales. The increase in selling and marketing expenses in terms of both the dollar amount and as a percentage of sales is due to higher personnel costs and marketing activities associated with the introduction of new products and the penetration of new geographical areas.

Research and development expenses were $3,794,000 and $3,297,000 in the 1999 Period and the 1998 Period, or 20% and 15% of sales, respectively. The increase in research and development expense in 1999 is related to the continuing development of the Company's new generation of processor as well as new products for softwood veneer production applications.

General and administrative expenses decreased $411,000 to $2,381,000 in the 1999 Period from $2,792,000 in the 1998 Period. The decrease is due principally to costs associated with a 1998 Period project of reevaluating the financial and operational processes and procedures at SRC in anticipation of possible future growth of SRC's business. The 1999 Period does not include any of these project costs.

The decrease in interest expense is due to a decrease in outstanding debt balances.

The net loss for 1999 was $850,000 as compared to a net income of $1,273,000 in 1998.

Liquidity and Capital Resources
--------------------------------------------------------------------------------
Our cash balance and working capital were $3,238,000 and $10,505,000, respectively, at September 30, 1999 as compared to $4,423,000 and $12,100,000, respectively, at December 31, 1998. Our debt decreased by approximately $2.3 million primarily as a result of the Ventek debt restructuring. Equity at September 30, 1999 increased from December 31, 1998 due to the Ventek debt restructuring, offset by a $850,000 net loss for 1999.

During 1999, net cash generated from operating activities totaled $9,000 compared to cash used for operating activities of $962,000 in 1998. The net loss for the nine months ended September 30, 1999 of $850,000 included non-cash charges for depreciation and amortization of $1,137,000. Extended payment terms were granted for certain sales in 1998, increasing accounts receivable as of December 31, 1998. These receivables were collected in 1999, generating $1,526,000 in cash. Inventories increased in 1999, using $1,613,000 of cash, as a result of placing more systems into trial situations, as well as an increase in inventory to support higher sales of systems sold for softwood veneer applications. The 1998 usage was due principally to an increase in accounts receivable, inventories and prepaid and other assets.

Cash used in investment activities totaled $415,000 in 1999 compared to cash used in investment activities of $1,088,000 in 1998. We have no material commitments for capital expenditures at September 30, 1999.

Cash used in financing activities totaled $779,000 in 1999 as compared to cash generated from financing activities of $290,000 in 1998. In February 1999, we paid $750,000 of a $1,000,000 note and issued 1,800,000 shares of Common Stock in payment of a $1,529,000 note as part of the Ventek debt restructuring. In 1998, we refinanced our mortgage payable increasing the amount borrowed to $3,000,000 from $2,680,000 (see Note 3 to the Unaudited Consolidated Financial Statements).

In October 1998, we received $2,620,000 from FMC Corporation for 119,106 shares of newly issued Series B Preferred Stock (see Note 4 to the Unaudited Consolidated Financial Statements).

In April  1999,  we  entered  into a Business  Loan  Agreement  providing  up to
$2,500,000  of  working   capital   financing  (see  Note  3  to  the  Unaudited
Consolidated Financial Statements).

We   believe  that  we  have  sufficient  cash  to  enable  us  to  sustain  our operations and to adequately fund the cash flow expected to be used in operating activities for the next twelve months.

Cautionary Statements and Risk Factors
--------------------------------------------------------------------------------
In our capacity as Company management, we may from time to time make written or oral forward-looking statements with respect to our long-term objectives or expectations which may be included in our filings with the Securities and Exchange Commission, reports to stockholders and information provided in our web site.

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

Possible Need for Additional Financing: We may seek additional financing; however, we may not be able to obtain additional financing on terms satisfactory to us, if at all. Potential increases in the number of outstanding shares of our Common Stock due to convertible debt and preferred stock and stock options, a substantial loss in 1996 and debt incurred for the acquisition of Ventek due in 2000, may limit our ability to negotiate additional debt or equity financing.

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

We have completed the six steps for internal systems in use throughout the Company that may be affected by Year 2000 issues. During the quarter ended September 30, 1999, the Company determined that one of its internal systems was not completely Year 2000 compliant. The Company is presently modifying this system and Year 2000 compliance will be achieved by December 31, 1999. All the Company's other internal systems are Year 2000 compliant.

Suppliers: We have initiated a program to survey the Year 2000 readiness of our major and critical suppliers. We have sent letters to these suppliers outlining our approach towards the Year 2000 issue and asking for either their certification that their product is Year 2000 compliant or their commitment to resolve any issues they may have. We have identified suppliers that we view as critical to our business. We have defined a critical supplier as one whose inability to continue to provide goods and services would have a serious adverse impact on our ability to produce, deliver and collect payment for our product. To date, we have received responses from nearly all critical suppliers. We are following up on those suppliers who have not responded.

Products: The main functionality of our products is not affected by the date function. Our products shipped subsequent to June 1998 are Year 2000 compliant. For products shipped prior to June 1998, we have provided instructions to our customers on how to make our equipment fully compliant. We have contacted all customers to ensure they have ample time to become fully complaint.

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

Contingency Plan: Having completed remediation and testing of our major Year 2000 projects, our "worst-case scenario" would be a failure of multiple critical suppliers that supply raw components for an extended period of time that would materially impair our ability to ship our products in a timely manner to our customers. Although the occurrence of this scenario could have a material adverse effect on the Company, we do not have a basis to determine at this time whether such a scenario is reasonably likely to occur. We believe that suppliers present the greatest risk to disruption of our operations because of our limited ability to influence actions of third parties or to estimate the level and impact of their non-compliance. The contingency plans for our suppliers include carrying a reasonable level of additional inventory of critical components and identifying alternative supply sources.

We have also completed contingency plans for our internal systems. These plans include manual work around processes and storing additional sets of backup data before December 31, 1999.

Risks: Although we believe we are taking prudent action related to the identification and resolution of issues related to the Year 2000, our assessment is still in progress. We may never be able to know with certainty whether certain critical suppliers are compliant. Failure of critical suppliers to make their computer systems Year 2000 compliant could result in delaying deliveries of products and services to us. If such delays are extensive, they could have a material adverse effect on our business.

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

(a) Exhibits

  Exhibit
  Number    Description
----------  -----------

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

    10.9 Subscription Agreement dated January 18, 1996 between the Company and Swiss American Securities, Inc., as agent for Credit Suisse related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (4)

   10.10 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,400,000 of convertible secured notes. (5)

   10.11 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (8)

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

   10.21    Settlement Agreement dated August 12, 1997. (11)

   10.22    1997 Nonqualified Stock Option Plan and form of option agreement.
            (11)

   10.23 Promissory Note dated April 24, 1998 to Bank of America NT&SA, together with related documents. (17)

   10.24 $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to Ventek. (15)

   10.25 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (18)

   10.26 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (18)

   10.27    1998 Senior Management and Director Stock Purchase Plan. (20)

   10.28 Business Loan Agreement dated April 12, 1999 between AMV and Bank of America NT&SA. (21)

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


     November 12, 1999                        /s/  Alan R. Steel
----------------------------                  ----------------------------------
                                                        Alan R. Steel
                                                   Vice President, Finance
                                                (Principal Financial and duly
                                                      Authorized Officer)