Form 10-K
period 1999-12-31
ADVANCED MACHINE VISION CORP
filed 2000-03-30
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                     --------------------------------------

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 9, 2000, was approximately $17,600,000. (All officers and directors of the registrant are considered affiliates; Class B Common Stock is assumed to be equal in value to Class A Common Stock.)

On March 9, 2000, the registrant had 12,921,884 shares of Class A Common Stock and 47,669 shares of Class B Common Stock, all no par value, issued and outstanding.


                          See Page 56 for Exhibit Index

                                     Part I
                                     ------

Item 1. Business
--------------------------------------------------------------------------------

History
-------

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

In February 1994, the Company acquired all of the issued and outstanding capital stock of Simco/Ramic Corporation, now SRC VISION, Inc. ("SRC") for $8.1 million in cash. During late 1993 and early 1994, AMV entered a number of other proposed acquisition transactions. In Spring 1994, a new management team was hired for AMV. By September 1994, AMV terminated the other acquisition transactions resulting in significant losses in 1994. Following these terminations, the Company restructured to concentrate on its SRC-based vision systems business. In October 1995, the Company sold the ALS operation for cash. In March 1996, the Company acquired Netherlands-based Pulsarr Holding BV ("Pulsarr"), and, in July 1996, the Company acquired the assets and operations of Ventek, Inc. ("Ventek"), both of which were also engaged in designing and marketing automated vision systems. In May 1997, the Company sold Pulsarr after receiving an unsolicited offer. The current operating subsidiaries of AMV are SRC and Ventek.

Business
--------

Pending Merger

In February 2000, the Company entered into an Agreement and Plan of Merger with Key Technology, Inc. ("Key"), a competitor. Completion of the transaction, which is described elsewhere in this Form 10-K, is subject to the approvals of the holders of the Company's Series B Preferred Stock and Common Stock, as well as other terms and conditions. The description of the Company's business below does not include reference to Key's business other than as a competitor. Key is a public company and its stock is traded on the Nasdaq National Market under the symbol "KTEC."

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

From 1984 through the present, SRC has continued to advance and refine its core technologies to increase the speed and improve the accuracy of its machine vision products. Approximately 30 patents have resulted from these ongoing efforts. Additionally, many more patent applications have been filed. Early SRC systems for the food processing industry benefited from state-of-the-art microprocessors which have been replaced with more powerful microprocessors as they became available over time. When full color recognition systems were first introduced in 1987, SRC responded to the need for color signal processing by developing a three-color image processing system. SRC then invented a high-resolution "RGB" (red green blue) or "true color" camera because commercially available cameras lacked the ability to detect the precise color of objects being viewed. The true color camera significantly increased the accuracy of SRC's color processing machine vision systems. SRC used the experience it gained developing the true color camera to develop a high resolution panchromatic camera, so that customers who require only black and white image processing can achieve the same level of precision made possible by SRC's true color camera.

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

Following the acquisition of SRC in 1994, the Company embarked upon a plan to revitalize its growth potential through significantly increased research and development efforts and a reassessment of marketing goals. At the same time, the Company established a new management team dedicated to identifying untapped markets for machine vision systems. New management targeted marketing efforts at niche markets in non-food processing industries such as plastics for recycling, pulp wood and tobacco, which have resulted in higher average per-unit sales prices. For a discussion of the Company's current technology and research and development expenditures, see "Technology, Engineering and Research and Development" below.

Ventek was founded in 1991 by three engineers who were an integral part of the design and development of the "Infrascan" scanner. In the early 1970's, the Infrascan became the industry standard for detecting defects in wood veneer and it remained the standard until 1994, when Ventek introduced its "New Vision" system. Ventek's experience in wood panel production complements the Company's lighting, camera, processing and software capabilities. The addition of Ventek in July 1996 gave the Company its first machine vision system application in the wood panel production industry. The Company has enhanced the level of precision by incorporating SRC's high-speed line-scan camera into Ventek's veneer scanning systems, thereby increasing their ability to separate the product into various grades, as well as to detect and remove defects. This improved grading capability is expected to increase the yield of high margin grades by correctly identifying them and minimizing waste, enabling customers to increase margins on the product produced from any given amount of raw inputs.

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

AMV Solutions

The Company seeks to provide its customers with a competitive advantage by reducing high labor costs, increasing yields and throughput and improving quality control. The Company's machine vision systems are capable of automated defect detection and removal and real-time quality analysis. These machine vision systems use advanced optical inspection technology to help customers recover more of the good product (higher yield) and remove a higher percentage of defective product (quality control) than the manual sorting and defect removal methods historically used by food processors. In the wood panel production industry, increasing the number of decisions made by machine vision systems can also result in increased throughput, higher yield and more accurate grading with fewer line workers. Machine vision systems of the type produced by AMV can add significant value in environments where raw product is highly variable by improving the uniformity of finished product.

Machine vision technology used for inspection and control of processes (beyond defect removal) throughout manufacturing can eliminate adding cost to defective products, thereby reducing the finished product scrap rate. Machine vision systems can be used for automated process control to add value and improve efficiency in highly repetitive processes, such as grading and statistical collection, that require speed, accuracy and rapid throughput. In addition, machine vision systems are capable of providing real-time feedback that could enable manufacturers to rapidly alter or modify production specifications to achieve a high level of consistent quality not previously achievable. Thus, automated process control applications present an opportunity for AMV to achieve higher margins, while achieving substantial cost savings for customers through the reduction of direct labor and improved product quality.

Strategy

The Company seeks to establish itself as the technological leader and premier provider of machine vision systems in the markets it serves by adapting its core competencies in camera, lighting, processing and software to meet customer needs. The Company believes that the 1996 acquisition of Ventek and continuous development of vision systems apart from mechanical product handling equipment can increase gross margins and enable the Company to enter new higher margin markets. Important elements of the Company's growth strategy include:

   * Leverage   Expertise  in   Lighting,   Camera,   Processing   and  Software
     Technologies: The Company believes its core competitive strength is its breadth and depth of expertise in optical, lighting, processing and software technologies. The Company has developed this expertise over a period of years and continues to expand its capabilities through research and development. AMV seeks to expand the applications for its technology and to capitalize on its ability to apply its technology to develop new products and product enhancements.

   * Identify and Target Key Niche Markets: The Company will seek to identify well-defined, niche markets with the potential of higher per unit profit margins. The Company believes that it will achieve higher margins where customers require the full range of its machine vision systems' capabilities in automated process control as well as in quality control. In order to gain increased acceptance and market penetration for its machine vision systems, AMV will continue to focus on forming strategic relationships with leading companies in its target markets. The Company believes this method of strategic market penetration to be very effective. The Company believes that its previous relationship with Union Carbide, the proposed acquisition of the Company by Key, and current relationships with FMC Corporation ("FMC") and CAE Machinery, Ltd. and others demonstrate recognition of the technical advantages of its systems.

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

   * Expand Sales and Distribution: The Company intends to expand its regional sales and service office concept. In 1997, the Company established its Eindhoven-based European sales and service center. The Company has also added two sales offices in the Southeastern United States for tobacco and wood veneer support. The Company may add additional sales offices in the future. The Company plans to strategically locate these regional sales and service offices and to equip them, financing permitting, with demonstration systems to facilitate customers' testing their products on systems similar to the equipment that they would order from AMV. In 1998, the Company entered a representative agreement with FMC whereby FMC will act as a sales representative in many parts of the world.

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

Products

AMV currently offers the following products:

      Product                    Industry                Applications
--------------------------------------------------------------------------------
  VHS OPTISORT(TM)          Food processing,        Potato Chips, French Fries,
                            Plastics recycling      Whole Potatoes, Vegetables,
                                                    Polyethyl Teraphthalate
                                                    Green/Clear
--------------------------------------------------------------------------------
  KROMA-SORT(R)             Food processing,        Vegetables, Plastic Flake
                            Plastics recycling
--------------------------------------------------------------------------------
  SPECTRA-SORT(TM)          Food processing,        Potato Products, Cereals,
                            Plastics recycling      Vegetables
--------------------------------------------------------------------------------
  Prism(TM)                 Food processing         Potato Products, Vegetables,
                                                    Other Food Items
--------------------------------------------------------------------------------
  Pulp Wood Sorter          Forest industry         Wood Chips
--------------------------------------------------------------------------------
  Tobacco Sorter II         Tobacco                 Tobacco, Dry Food Products
--------------------------------------------------------------------------------
  "New Vision" Veneer       Plywood Veneer          Softwood Veneer Production
  Scanning System
--------------------------------------------------------------------------------
  "Sequoia Sentry"          Plywood Veneer          Softwood Veneer Production
  Dryer Control System
--------------------------------------------------------------------------------
  GS2000 Veneer Grading     Plywood Veneer          Softwood Veneer Production
  System
--------------------------------------------------------------------------------

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

Markets, Customers and Applications

While comprehensive data regarding the Company's markets is limited, the Automated Imaging Association estimated the North American machine vision market to be about $1.3 billion in 1998. The Company believes the worldwide market is significantly larger.

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

Food: The Company's largest market is the food processing industry. Within food processing, the largest market sectors for the Company's products have been potatoes (principally french fries), vegetables and snack foods. The Company has also penetrated fruits, cereals and confections, as well as a variety of other market sectors. Customers in the food industry include McCain, Lamb Weston, Del Monte Foods, PepsiCo, Inc. (Frito-Lay, Inc.) and Hershey Chocolate USA.

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

Plywood Veneer: The Company has targeted the need for detecting and eliminating defects (edge cuts, knots and dark color) from the peeled ribbon of veneer used in wood panel production for the plywood market. Since its introduction in 1994, the Company's New Vision veneer scanning system has gained wide acceptance in the North American plywood industry. The Company believes that it has placed systems in approximately 85% of the North American softwood veneer production lines, but has not yet penetrated foreign markets to any significant extent with only eleven systems sold outside of North America.

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

The Company believes that its market share in green veneer scanning reflects the level of confidence that customers have for the reliability and performance of its products. However, green veneer scanning or initial inspection of the veneer represents only one point in the wood vertical panel production market. There are approximately eight other potential defect detection applications in both the green and dry (i.e., after the veneer has been dried before lay-up and lamination) veneer processing. In addition, the Company believes that further market potential exists in grading and matching of hardwood and furniture-grade veneers. Thus, existing and potential new customers who process wood at other steps in the multi-step panel production process are an untapped market for the Company's machine vision systems. For example, in 1998 the Company introduced its Sequoia Sentry veneer dryer control system that measures moisture in veneer exiting the dryer to determine if additional time in the dryer is necessary. In 1999, the Company introduced its GS2000 veneer grading system that enables a more consistent grading of panels than human inspection. The Company will seek to leverage Ventek's brand name recognition in green veneer scanning to reach customers at multiple points in the vertical market for wood panel production so that existing and new customers can benefit from the full range of the Company's technological capabilities.

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

Processing: An accurate interpretation of images created using lighting and cameras depends on the image processing capabilities of the rest of the machine vision system. Real-time image processing is accomplished by high-speed electronic signal processors (hardware) and detection algorithms (software). Successive generations of AMV vision systems have grown from pan-chromatic/gray-scale systems to full color vision. The current generation product makes extensive use of DSP (digital signal processor) chips that allow commonality within the machine with very high throughput performance and highly flexible functional expansion capability.

The Company's current generation processor, the Advanced Vision Platform ("AVP"), has been designed so that it can be kept current with only minor design changes and upgrades. This allows the bulk of ongoing engineering efforts to concentrate on value-added engineering. AVP is a combination of a Windows NT 5.0/Intel Pentium 2 base and a "super-pipelined" sorter engine. This industry standard platform allows us to make easy upgrades to new technology (Pentium 3, off-the-shelf communication cards, Windows 2000, etc.). The "super-pipelined" sorter allows the Company to concentrate significant computational speed in the sorter engine. The three-inch by five-inch cards that make up the individual stages of the pipeline sorter enable fast and inexpensive upgrades to incorporate new technology, allow field upgrades to new hardware and give AMV the flexibility to expand the pipeline where needed for a specific customer application.

AVP, in its current configuration, has eight times the color recognition capability of its predecessor, while simultaneously running faster cameras and more sophisticated sort algorithms, and will allow the opportunity to provide shape recognition. The flexible pipeline architecture allows AMV to expand any subsection of the pipeline that requires additional power to meet specific needs.

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

Research and Development

The Company anticipates research and development expenditures in 2000 will approximate the amount incurred in 1999. Some of the more significant research and development projects undertaken in recent years were the development of an application-specific tobacco machine vision system for sorting, and processing enhancements for existing and new systems. Further research and development efforts are expected to flow from these activities, including faster cameras, a more cost-effective material handling system and enhanced lighting.

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

AMV's research and development expenses, of which greater than 95% relate to new products or new applications, have been as follows:

     Fiscal year ended December 31, 1997................... $ 3,950,000
     Fiscal year ended December 31, 1998................... $ 5,024,000
     Fiscal year ended December 31, 1999................... $ 4,758,000

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

Name and/or                                     Potential
Type of Company              Industry           Application           Description of Relationship
---------------              --------           -----------           ---------------------------
1. FMC Corporation           Food               Fruit and vegetable   An exclusive and non-exclusive sales
                                                sorting               representative agreement for the sale
                                                                      of machine vision systems to the food
                                                                      industry in many areas of the world.

2. CAE Machinery, Ltd.       Pulp wood          Wood chip sorting     AMV seeks to capitalize on the
   (major supplier to the                                             reputation of CAE in the
   North American wood                                                technologically conservative forest
   products industry)                                                 products industry in North America to
                                                                      speed the adoption of machine vision
                                                                      sorting technology by that industry.

3. Columbia Forest           Wood veneer        Further automation    Agreement to mutually explore further
   Products                                     of veneer processing  automation of hardwood plywood
                                                                      manufacturing processes.

4. Boise Cascade             Wood veneer        Further automation    Agreement to develop dryer temperature
                                                of veneer processing  control and moisture detection for
                                                                      dried veneer panels.

5. COMAS, S.p.A.             Tobacco            Tobacco sorting       COMAS contributes market access as
   (manufacturer of                                                   well as extensive product handling
   tobacco processing                                                 experience for improving AMV sorter
   equipment                                                          designs to accelerate market
                                                                      penetration with better performing
                                                                      machines.

6. Union Carbide             Plastics           Recycling whole       Processing of post-consumer colored
                             recycling          bottles and plastic   HDPE (high-density polyethylene used
                                                flakes                for translucent milk and other fluid
                                                                      bottles) to  create PRISMA(TM)standard
                                                                      plastics (PRISMA(TM) is a set of color
                                                                      standards that allows for manufacture
                                                                      of consistently colored HDPE containers
                                                                      which require certain portions of post-
                                                                      consumer material).

The Company believes that adapting current AMV machine vision systems for new applications through strategic relationships such as these will contribute to base business growth and accelerate entry into new niche markets.

Sales and Distribution: AMV has a direct sales force of nine employees. It also markets its products through representatives pursuant to various agreements covering different geographical areas. Prior to September 30, 1996, AMV offered its products for sale outside the United States and Canada through Ham & Hak Engineering BV and its Foodectronics subsidiary. On September 30, 1996, SRC and Ham & Hak terminated their ten-year exclusive distribution contract. In June 1997, the Company established SRC VISION BV in Eindhoven, The Netherlands, as its sales and service center in Europe. In 1998, the Company entered a representation agreement with FMC to sell machine vision systems to the food industry in many areas of the world.

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

International Sales: International sales (i.e., sales outside the United States) for the years ended December 31, 1999, 1998 and 1997 accounted for 41%, 33% and 33% of net sales, respectively. Foreign sales are primarily denominated in U. S. dollars, or, in some cases, Dutch guilders.

Backlog

AMV's backlog for its products was approximately $2,482,000 at December 31, 1999, as compared to $2,457,000 at December 31, 1998. Shipment of all the backlog orders is scheduled to take place within nine months. Backlog includes only those orders for which a purchase order has been received and for which a delivery schedule has been established by AMV. However, such orders can be subject to cancellation by the customer. Because of the timing of orders, customer changes in delivery schedule, cancellation of orders and trial period programs that are not included in backlog, backlog as of any particular date may not be representative of AMV's actual sales for any succeeding fiscal period.

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

Warranty and Customer Service

AMV generally provides a one-year limited warranty on its products. Since 1994, there have not been any claims under AMV's warranty program that materially affected AMV's operations. AMV also provides telephone customer support services and offers annual service agreements.

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

Competition

The vision automation system industry is subject to intense competition. Some of AMV's major competitors are substantially larger in size and have greater financial resources than AMV. Some of its competitors sell machines that are less expensive than AMV's. In some instances, a potential customer may select the less expensive alternative even though the AMV system provides greater sorting capability. Currently, Key, Pulsarr and Elbicon (owned by Barco NV of Belgium), Sortex/Buhler Allen Machinery, ESM/Satake, Oldenburg, Morvue Electronics and Coe International are believed to be AMV's direct competitors. There may be other competitors of AMV in addition to the ones listed above. AMV competes with its competitors on the basis of quality, technology, systems solutions and price. There can be no assurance that AMV will continue to successfully differentiate its products from those of its competitors.

Patents and Trademarks

AMV has been issued or assigned approximately 28 United States patents, and has applied for five other United States patents relating to its products, including various inspection and detection systems. In addition, AMV has obtained or has applied for patent protection for certain of these systems in selected foreign countries. AMV believes that two of these patents, a system for stabilizing articles on a conveyor and an RGB camera, are important to its business. These two patents expire in March 2011 and September 2008, respectively. Other than the two patents described in the previous sentence, AMV does not consider any of the present patents significant to its current operations. These patents expire at various times over a six-year period commencing in April 2005. Additionally, SRC has nine trademarks: VHS OPTISORT(TM), KROMA-SORT(R), SPECTRA-SORT(TM), Length and Defect Analyzer(TM), Optical Woodchip Sorter, Quadra-View(R), ODSS II(TM), SRC VISION(R), Tobacco Sorter(TM) and others.

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

There can be no assurance that third parties will not assert infringement of other claims against the Company with respect to existing or future products or that licenses will be available on reasonable terms, or at all, with respect to Company patents or any third-party technology. Litigation to prevent infringement of Company patents or to determine the validity of any third-party claims could result in significant expense to the Company and divert the efforts of the Company's technical and management personnel, whether or not such litigation is determined in favor of the Company. The Company is not aware of any threatened or pending patent actions other than that of the Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson") described in Item 3 below.

Employees

At December 31, 1999, the Company had 182 full-time employees, including 63 in manufacturing, 40 in engineering, research and development, 51 in marketing, sales and service and 28 in general administration and finance. None of the Company's employees is represented by a labor union. The Company considers its employee relations to be excellent.


Item 2. Properties
--------------------------------------------------------------------------------

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

Ventek occupies approximately 12,000 square feet of a building in Pioneer Business Park located in Eugene, Oregon that also houses a principal supplier of mechanical components for its vision systems. The space is leased at a monthly base rent of $6,610 pursuant to a three-year agreement, with the right to extend the term an additional two years.


Item 3. Legal Proceedings
--------------------------------------------------------------------------------

Numerous users of the Company's products have received notice of patent infringement from Lemelson alleging that their use of the Company's products infringes certain patents transferred to Lemelson by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter.


Item 4. Submission of Matters to a Vote of Security Holders
--------------------------------------------------------------------------------

None.

                                     Part II
                                     -------


Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
--------------------------------------------------------------------------------

The Company's Common Stock has been quoted on the Nasdaq Stock Market since March 10, 1992. The symbol is AMVC.

Common Stock Market Price

Per Share of Class A Common Stock:

Quarter Ended 1999         March 31           June 30         Sept. 30         Dec. 31
------------------       -------------    -------------     -------------    -----------
High                       $  1.25          $   1.44          $  1.28          $   1.19
Low                           0.97              0.94             1.09              0.75

Quarter Ended 1998         March 31           June 30         Sept. 30         Dec. 31
------------------       -------------    -------------     -------------    -----------
High                       $  2.34          $   2.38          $  2.16          $   1.56
Low                           1.78              1.81             1.50              1.06

On December 31, 1999, there were 140 record owners of the Company's Common Stock. The majority of outstanding shares of Common Stock are held of record by a nominee holder on behalf of an unknown number of ultimate beneficial owners. The Company believes that the total number of beneficial owners of its common shares was approximately 2,300.

The Company has not declared or paid any cash dividends upon its common stock since its inception. The Company does not anticipate paying any cash dividends in the foreseeable future. It is anticipated that earnings, if any, that may be generated from operations will be used to finance the operations of the Company.


Item 6. Selected Financial Data
--------------------------------------------------------------------------------

The selected financial data for the Company presented below is derived from the Company's audited financial statements included in Items 7 and 8 below. In October 1995, the Company sold its laser operations. The laser operations have been treated as a discontinued business in the selected financial data.

In February 1994, the Company acquired SRC. In March and July of 1996, the Company acquired Pulsarr and Ventek, respectively. In May 1997, the Company sold Pulsarr. Purchased entity operations account for a large portion of the fluctuation in amounts between fiscal years. Selected financial data should be read in light of these facts and in conjunction with the financial statements, notes to financial statements and other financial information included in Items 7 and 8.

                                                                        Year Ended December 31,
                                            ----------------------------------------------------------------------------
                                                 1999            1998            1997            1996            1995
                                            ------------    ------------    ------------    ------------    ------------
Net sales                                   $ 24,312,000    $ 27,041,000    $ 31,974,000    $ 29,938,000    $ 19,394,000
Cost of sales                                 12,212,000      12,585,000      16,042,000      15,794,000      11,194,000
                                            ------------    ------------    ------------    ------------    ------------
Gross profit                                  12,100,000      14,456,000      15,932,000      14,144,000       8,200,000
Operating expenses                            14,617,000      13,894,000      12,914,000      12,882,000       7,546,000
Charge for acquired in-process technology             --              --              --       4,915,000              --
Charge for royalty expense                            --              --              --         647,000              --
Gain on sale of Pulsarr                               --              --       4,989,000              --              --
Interest and other (expense)-net                (378,000)       (403,000)       (892,000)       (960,000)        461,000
                                            ------------    ------------    ------------    ------------    ------------
Income (loss) from continuing operations      (2,895,000)        159,000       7,115,000      (5,260,000)      1,115,000
Loss from discontinued operations                     --              --              --              --        (173,000)
Provision for (benefit from) income taxes             --      (2,083,000)         99,000              --              --
                                            ------------    ------------    ------------    ------------    ------------
Net income (loss)                           $ (2,895,000)   $  2,242,000    $  7,016,000    $ (5,260,000)   $    942,000
                                            ============    ============    ============    ============    ============
Basic earnings (loss) per share:
   Continuing operations                    $      (0.24)   $       0.21    $       0.64    $      (0.49)   $       0.12
   Discontinued operations                            --              --              --              --           (0.02)
                                            ------------    ------------    ------------    ------------    ------------
      Total                                 $      (0.24)   $       0.21    $       0.64    $      (0.49)   $       0.10
                                            ============    ============    ============    ============    ============
Diluted earnings (loss) per share:
   Continuing operations                    $      (0.24)   $       0.18    $       0.49    $      (0.49)   $       0.11
   Discontinued operations                            --              --              --              --           (0.02)
                                            ------------    ------------    ------------    ------------    ------------
      Total                                 $      (0.24)   $       0.18    $       0.49    $      (0.49)   $       0.09
                                            ============    ============    ============    ============    ============
Weighted average number of common
   stock outstanding                          12,639,000      10,717,000      11,202,000      10,704,000       9,451,000

Balance Sheet Data:
Current assets                              $ 16,965,000    $ 17,231,000    $ 14,075,000    $ 15,411,000    $ 10,391,000
Current liabilities                            6,024,000       5,131,000       4,942,000       9,498,000       3,501,000
Working capital                               10,941,000      12,100,000       9,133,000       5,913,000       6,890,000
Total assets                                  28,020,000      29,839,000      25,235,000      30,938,000      17,628,000
Long-term debt                                 6,294,000       7,862,000       8,342,000      14,940,000       4,875,000
Mandatorily redeemable preferred stock         2,579,000       2,579,000              --              --              --
Total non-redeemable shareholders' equity     13,123,000      14,267,000      11,951,000       6,500,000       9,252,000


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

The following table sets forth the results of operations for the last three years (amounts in thousands):

                                                                   Year Ended December 31,
                                      ----------------------------------------------------------------------------
                                                1999                        1998                      1997
                                               ------                      ------                    ------
                                       Amount          %            Amount        %           Amount         %
                                      --------       ------        --------     ------       --------      ------
Net sales                             $ 24,312       100.0%        $ 27,041       100.0%     $ 31,974      100.0%
Cost of sales                           12,212        50.2%          12,585        46.5%       16,042       50.2%
                                      --------        -----        --------        -----     --------       -----
   Gross profit                         12,100        49.8%          14,456        53.5%       15,932       49.8%
                                      --------        -----        --------        -----     --------       -----
Operating expenses:
   Selling and marketing                 5,948        24.5%           4,762        17.6%        4,930        15.4%
   Research and development              4,758        19.6%           5,024        18.6%        3,950        12.4%
   General and administrative            3,191        13.1%           3,413        12.6%        3,303        10.3%
   Goodwill amortization                   720         3.0%             695         2.6%          731         2.3%
                                      --------        -----        --------        -----     --------        -----
                                        14,617        60.1%          13,894        51.4%       12,914        40.4%
                                      --------        -----        --------        -----     --------        -----
Income (loss) before other income
   and expense                          (2,517)       (10.4)%           562         2.1%        3,018         9.4%
Gain on sale of Pulsarr                     --           --              --          --         4,989        15.6%
Investment and other income                191          0.8%            286         1.1%          371         1.2%
Interest expense                          (569)        (2.3)%          (689)       (2.5)%      (1,263)       (4.0)%
                                      --------        -----        --------        -----     --------        -----
Income (loss) before income taxes       (2,895)       (11.9)%           159         0.6%        7,115        22.3%
Provision for (benefit from) income
   taxes                                    --           --          (2,083)       (7.7)%          99        (0.3)%
                                      --------        -----        --------        -----     --------        -----
   Net income (loss)                  $ (2,895)       (11.9)%      $  2,242         8.3%     $  7,016        21.9%
                                      ========        =====        ========        =====     ========        =====

Fiscal 1999 Compared to Fiscal 1998

Sales for 1999 were $24,312,000, down 10% when compared to sales for 1998 of $27,041,000. The decrease in sales in 1999 resulted primarily from an 18% decrease, or $2,548,000 to $11,733,000, in sales of food machine vision systems. Sales of non-food machine vision systems decreased by 1%, or $181,000 to $12,579,000.

Cost of sales was 50.2% of sales in 1999 and 46.5% in 1998.

Gross profit decreased by 16% to $12,100,000 in 1999 when compared to $14,456,000 of gross profit in 1998. In 1999, gross profit was 49.8%, as compared to 53.5% in 1998. The decrease in gross profit as a percentage of sales is due to the introduction of new products and the penetration of new geographical markets. The initial unit cost of sales of the new products were higher due to higher material costs resulting from smaller quantity purchasing and higher labor costs due to the lack of learning curve efficiencies. To penetrate new geographical markets, the Company granted some initial discounts, which also decreased gross profit as a percentage of sales.

Selling and marketing expenses increased $1,186,000 in 1999 to $5,948,000 when compared to $4,762,000 in 1998. The increase in selling and marketing expenses in terms of both the dollar amount and as a percentage of sales is due to higher personnel costs and marketing activities associated with the introduction of new products and the penetration of new geographical areas.

Research and development expenses were $4,758,000 and $5,024,000 in 1999 and 1998, or 19.6% and 18.6% of sales, respectively. The increase in research and development expenses as a percentage of sales is due to the inability to spread the fixed research and development costs over a smaller sales base.

General and administrative expenses decreased $222,000 to $3,191,000 in 1999 from $3,413,000 in 1998. The decrease is due principally to costs associated with a 1998 project of reevaluating the financial and operational processes and procedures at SRC in anticipation of possible future growth of SRC's business. General and administrative expenses do not include any of these costs in 1999.

The decrease in investment and other income is the result of lower cash balances available for investment during most of the year.

The decrease in interest expense is primarily due to lower outstanding debt balances in 1999.

The net loss for 1999 was $2,895,000 as compared to net income of $2,242,000 in 1998. Net income in 1998 includes a benefit from deferred income taxes of $2,100,000.

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

The benefit from income taxes of $2,083,000 is composed of a benefit from deferred income taxes of $2,100,000 to recognize a deferred tax asset, partially offset by a provision for current income taxes of $17,000 due pursuant to the Alternative Minimum Tax rules of the Internal Revenue Code. The Company has assessed its past earnings history and trends, budgeted sales and the expiration dates of carry-forwards and determined that it is more likely than not that $2,100,000 of the deferred tax asset will be realized. A valuation allowance is maintained against the remaining deferred tax asset. The valuation allowance increased $1,058,000 in 1999. The increase occurred as a result of management's assessment of the asset's ultimate realizability.

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

Liquidity and Capital Resources

The Company's cash balance and working capital was $5,889,000 and $10,941,000, respectively, at December 31, 1999 compared to $4,423,000 and $12,100,000, respectively, at December 31, 1998. The Company's debt-to-equity ratio was .53 at December 31, 1999 and .51 at December 31, 1998.

During 1999, net cash provided by operating activities totaled $693,000 compared to cash used in operating activities of $3,109,000 in 1998 and cash provided by operating activities of $3,797,000 in 1997. The change in accounts receivable generated cash of $2,472,000 in 1999 and used cash of $1,363,000 in 1998, and resulted primarily from the granting of longer payment terms to one customer in 1998. The balance owed from this customer as of December 31, 1998 was entirely collected in 1999. Operating activities utilized $1,020,000, $2,199,000 and $499,000 in 1999, 1998 and 1997, respectively, in cash to fund an increase in inventories. A decrease in prepaid expenses and other assets provided cash of $699,000 in 1999 as compared to increases in prepaid expenses and other assets that used cash of $760,000 and $186,000 in 1998 and 1997, respectively.
Reductions in accounts payable, accrued liabilities, accrued payroll and warranty reserve, partially offset by an increase in customer deposits, used cash of $113,000 and $539,000 in 1999 and 1998, respectively.

Cash used in investment activities totaled $438,000 in 1999 compared to cash used in investment activities of $1,383,000 in 1998 and cash provided by investment activities of $5,996,000 in 1997. Cash resources of $438,000, $1,383,000 and $1,014,000 were used to acquire property and equipment in 1999, 1998 and 1997, respectively. The Company has no material commitments for capital expenditures at December 31, 1999.

Cash provided by financing activities totaled $1,211,000 in 1999 as compared to cash provided by financing activities of $2,870,000 in 1998 and cash used by financing activities of $5,657,000 in 1997. In November 1999, the Company
completely drew down its $2,000,000 line of credit. In February 1999, an agreement was reached with the former owners of Ventek pursuant to which the Company prepaid $750,000 of debt that would have otherwise been due on July 23, 1999, and issued 1,800,000 shares of restricted Common Stock in prepayment of another note. The maturity date of the remaining $2,500,000 was changed to July 23, 2000. A second extension, until July 23, 2001, of the $2,500,000 debt was obtained in December 1999 (see Note 6). In 1998, the Company received net proceeds of $2,579,000 from the sale of preferred stock to FMC Corporation, and in April, refinanced its 9.75% $2,680,000 mortgage with a new 8.3% $3,000,000 mortgage. In 1997, cash generated from operations and the sale of Pulsarr was used to repay the remaining $1,265,000 principal balance of the Company's 10.25% Convertible Note in April 1997, to repay early $2,500,000 of its $3,400,000 6.75% Convertible Note, at par, in September 1997 and to purchase 1,001,640 shares of the Company's Class A Common Stock and 640,000 warrants to purchase Common Stock for $1,962,000 in August 1997.

Due to operating losses incurred in 1999, the Company was in violation of a cash flow covenant with respect to the $2,000,000 line of credit and the $3,000,000 mortgage note as of December 31, 1999. The bank waived compliance with the covenant for the line of credit subject to the Company's amending the line to secure future borrowings with cash instruments satisfactory to the bank. In February 2000, the amendment was executed and the $2,000,000 previously borrowed was paid off. The bank also waived compliance with the covenant for the mortgage note.

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

Inflation

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

The following list of important factors may not be all inclusive, and we specifically decline to undertake any obligation to publicly revise any forward-looking statements that have been made to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events. Among the factors that could have an impact on our ability to achieve expected operating results and growth plan goals and/or affect the market price of our stock are:

   * A history of losses and negative cash flow.
   * Fluctuations in quarterly operating results and seasonality in certain of our markets.
   * Rapid technological change in our markets and the need for new product development.
   * Market acceptance of our new products.
   * Our dependence on certain markets and the need to expand into new markets.
   * The lengthy sales cycle for our products.
   * Our highly competitive marketplace.
   * The dependence on certain suppliers.
   * The risks associated with dependence upon significant customers and reliance on certain distribution channels.
   * The risks associated with international sales.
   * The uncertain ability to manage growth and integrate acquired businesses.
   * Dependence upon key personnel.
   * Our ability to protect our intellectual property.
   * The possibility of product liability or other legal claims.
   * Exposure to possible warranty and litigation claims.
   * The possible need for additional financing.
   * The impact of the 1998 Shareholder Rights Plan.
   * The planned merger with Key Technology, Inc.
   * Our inability or our suppliers' or customers' inabilities to remedy potential problems with information systems related to the arrival of the year 2000.

These risk factors are discussed in further detail below.

History of Losses; Negative Cash Flow: Prior to 1995 and in 1996 and in certain fiscal quarters thereafter, we experienced losses and negative operating cash flow. We believe that we may operate at a negative cash flow for certain periods in the future due to (a) the need to fund certain development projects, (b) cash required to enter new market areas, (c) irregular bookings by customers due to seasonality or economic downturns in some markets and the relatively high per-unit cost of our products which may cause fluctuations in quarterly or yearly revenues, and (d) cash required for the repayment of debt, especially $3.4 million due in 2001. If we are unable to consistently generate sustained positive cash flow from operations, we must rely on debt or equity financing.

Although we achieved profitability in 1997 and 1998, there can be no assurance as to future profitability on a quarterly or annual basis.

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

Market Acceptance of New Products: Our future operating results will depend upon our ability to successfully introduce and market, on a timely and cost-effective basis, new products and enhancements to existing products. We are currently marketing a new generation of high-speed software and digital signal processing technology designed to significantly improve system performance. In 1998 and 1999, we placed machines incorporating the new technology at several customer locations as trial units. While some of these systems have been converted to sales, ultimate success will depend upon completion of product development and further acceptance by the customers. We cannot be sure that a market for these systems will develop (i.e., that a need for the system will exist, that the system will be favored over other products on the market, etc.).

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

Competition: The markets for our products are highly competitive. Information prepared by the Automated Imaging Association indicates that the North American machine vision market was approximately $1.3 billion in 1998. While we do not compete in all aspects of this market, the food and wood products segments are served by approximately 35 companies, many of which are larger and may have significantly greater financial, technical and marketing resources than the Company. For example, Elbicon and Pulsarr are owned by Barco NV of Belgium, a $700 million sales company. Other competitors include Oldenburg, Allen Machinery, Sortex/Buhler, ESM/Stake and Key.

Several years ago, Key, a major competitor, introduced a new optical sorter product that has increased the competition that we face. In the case of Ventek, the wood industry continues to develop alternative products to plywood (e.g., oriented strand board) which do not require vision systems for quality control. Some of our competitors may have substantially greater financial, technical, marketing and other resources than we have. Important competitive factors in our markets include price, performance, reliability, customer support and service. Although we believe that we currently compete effectively with respect to these factors, we may not be able to compete effectively in the future.

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

Dependence  Upon  Significant   Customers  and  Distribution  Channel:  We  sold
equipment to two unaffiliated customers in 1999 totaling 13% of sales each, to an unaffiliated customer totaling 14% of sales in 1997 and to two unaffiliated customers totaling 13% and 12% of sales in 1996. Ventek's sales have been to a relatively small number of multi-location plywood manufacturers. In the emerging pulp wood industry, we utilize a single exclusive distributor for our products in North America. In 1998, FMC Corporation became our exclusive or non-exclusive sales representative in much of the United States and in many areas in the rest of the world. While we strive to create long-term relationships with our customers, distributors and representatives, there can be no assurance that they will continue ordering or selling additional systems. We may continue to be dependent on a small number of customers, distributors and representatives, the loss of which would adversely affect our business.

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

Numerous users of the Company's products have received notice of patent infringement from the Lemelson Medical, Educational & Research Foundation, Limited Partnership ("Lemelson") alleging that their use of the Company's products infringes certain patents transferred to Lemelson by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of the Partnership's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. We cannot estimate the amount of liability, if any, that may result from this matter.

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

Possible Need for Additional Financing: We may seek additional financing; however, we may not be able to obtain additional financing on terms satisfactory to us, if at all. Potential increases in the number of outstanding shares of our Common Stock due to convertible debt and preferred stock and stock options, substantial losses in 1996 and 1999 and debt due in 2001, may limit our ability to negotiate additional debt or equity financing.

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

In February 2000, the Company's Board of Directors determined that the merger with Key will not be a triggering event.

Planned Merger with Key Technology, Inc.: In February 2000, the Company entered into an Agreement and Plan of Merger with Key whereby the Company would be acquired by Key. The transaction is subject to the approval of FMC, holder of the Company's Series B Preferred Stock, and AMV's common stockholders, as well as certain other conditions. If FMC fails to give its consent by March 31, 2000, Key has agreed to make a public tender for all of AMV's outstanding Common Stock subject to various conditions.

If the merger is not completed for any reason, the Company may be subject to a number of material risks, including the following:

   * The Company may be required under certain circumstances to pay Key a termination fee of $500,000 or $2,000,000;

   * The price of the Company's Common Stock may decline to the extent that the relevant current market price reflects a market assumption that the merger will be completed;

   * Costs related to the merger, such as legal, accounting and financial advisor fees, must be paid even if the merger is not completed.

   * Key will have obtained sufficient information about the Company to possibly create a competitive advantage.

In addition, the Company's customers, strategic partners or suppliers, in response to the announcement of the merger, may delay or defer decisions concerning the Company. Any delay or deferral of those decisions by customers, strategic partners or suppliers could have a material adverse effect on the business of the Company, regardless if whether the merger is ultimately completed. Similarly, current and prospective AMV employees may experience uncertainty about their future roles as Key's plans with regard to these employees are announced or executed. This may adversely affect the Company's ability to attract and retain key management, sales, marketing and technical personnel.

Further, if the merger is terminated, and the Company's Board of Directors determines to seek another merger or business combination, there can be no assurance that it will be able to find a partner willing to pay an equivalent or more attractive price than the price to be paid in the merger. In addition, while the merger agreement is in effect and subject to very narrowly defined exceptions, AMV is prohibited from soliciting, initiating or encouraging or entering into certain transactions, such as a merger, sale of assets or other business combination, with any party other than Key.

Year 2000 Issues: In response to Year 2000 compliance issues, the Company developed and executed a systematic approach to identifying and assessing potential Year 2000 issues. The process consisted of modifying or replacing equipment and software and performing testing to ensure that all systems were Year 2000 compliant after modifications were installed, or that any failure to be Year 2000 compliant would not have a material impact on the Company, as well as developing contingency plans in the event of Year 2000 failures. These phases were completed in 1999. As of the date of this filing, the Company has not experienced any significant Year 2000 issues with respect to its computer hardware and software systems. While the Company believes that the risk is low, it is early in the Year 2000, and there is a possibility that a Year 2000 compliance failure related to the Company's hardware or software systems may occur. The Company will continue to monitor its systems for such an occurrence.

The main functionality of our products was not affected by the date functions. Our products shipped subsequent to June 1998 were Year 2000 complaint. For products shipped prior to June 1998, we provided instructions to our customers on how to make our equipment fully compliant. As of the date of this filing, the Company is not aware of any material Year 2000 issues with respect to its products.

The Company also assessed the Year 2000 readiness of its major and critical suppliers using letters. As of the date of this filing, none of the Company's major or critical suppliers has been found to be non-compliant.

Costs incurred in our Year 2000 compliance effort were expensed as incurred and funded with cash generated from operations. These costs were included in the normal, recurring costs incurred for system maintenance and were not material to our results of operations.


Item 7A. Qualitative and Quantitative Disclosure About Market Risk
--------------------------------------------------------------------------------

The Company does not hold material amounts of derivative financial  instruments,
other   financial   instruments  or  derivative   commodity   instruments,   and
accordingly, has no material market risk to report under this item.

Item 8. Financial Statements and Supplementary Data
--------------------------------------------------------------------------------


                                                                         Page
                                                                         ----

Report of Independent Accountants                                         26

Financial Statements:

     Consolidated Balance Sheets -
         December 31, 1999 and 1998                                       27

     Consolidated Statements of Operations -
         Fiscal Years Ended December 31, 1999, 1998 and 1997              28

     Consolidated Statements of Mandatorily Redeemable Shareholders'
         Equity and Non-Redeemable Shareholders' Equity -
         Fiscal Years Ended December 31, 1999, 1998 and 1997              29

     Consolidated Statements of Cash Flows -
         Fiscal Years Ended December 31, 1999, 1998 and 1997              30

     Notes to Consolidated Financial Statements                           31

Financial Statement Schedule:

     Schedule VIII - Valuation and Qualifying Accounts                    61

Consent of Independent Accountants                                        62

Report of Independent Accountants
--------------------------------------------------------------------------------

To the Board of Directors and Shareholders of Advanced Machine Vision Corporation:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on Page 56 present fairly in all material respects, the financial position of Advanced Machine Vision Corporation and its subsidiaries (the "Company") at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 14(a)(1) and (2) on page 56 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

As discussed more fully in Note 1, the Company has restated its 1998 financial statements to account for a redemption feature included in the October 1998 Preferred Stock Agreement with FMC Corporation. The carrying value of the Preferred Stock of $2,579,000, which was previously presented as a component of stockholders' equity, has been reclassified as mandatorily redeemable preferred stock, outside of shareholders' equity, at December 31, 1998. The restatement of the 1998 financial statements had no effect on the Company's net income, total assets or total liabilities.



PricewaterhouseCoopers LLP
Portland, Oregon
February 29, 2000

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                          December 31,
                                                                                --------------------------------
                                                                                     1999               1998
                                                                                -------------      -------------
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $   5,889,000      $   4,423,000
     Accounts receivable, net of allowance for doubtful
        accounts of $205,000 at December 31, 1999 and
        $230,000 at December 31, 1998                                               1,601,000          4,073,000
     Inventories (Note 2)                                                           8,399,000          7,379,000
     Prepaid expenses                                                                 206,000            181,000
     Current deferred tax asset (Note 7)                                              870,000          1,175,000
                                                                                -------------      -------------

              Total current assets                                                 16,965,000         17,231,000
Property, plant and equipment - net (Notes 3 and 6)                                 4,860,000          5,274,000
Intangible assets, net (Note 4)                                                     4,175,000          4,894,000
Deferred tax asset (Note 7)                                                         1,230,000            925,000
Other assets                                                                          790,000          1,515,000
                                                                                -------------      -------------

                                                                                $  28,020,000      $  29,839,000
                                                                                =============      =============

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                     AND NON-REDEEMABLE SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $     937,000      $     984,000
     Short-term borrowings (Note 6)                                                 2,000,000                 --
     Accrued liabilities (Notes 5 and 9)                                              388,000            997,000
     Customer deposits                                                              1,569,000          1,151,000
     Accrued payroll                                                                  714,000            761,000
     Warranty reserve                                                                 373,000            448,000
     Current portion of notes payable (Note 6)                                         43,000            790,000
                                                                                -------------      -------------

              Total current liabilities                                             6,024,000          5,131,000
                                                                                -------------      -------------

Notes payable to related portion, less current portion (Note 6)                     2,500,000          4,779,000
Notes payable, less current portion (Note 6)                                        3,794,000          3,083,000
                                                                                -------------      -------------

              Total notes payable                                                   6,294,000          7,862,000
                                                                                -------------      -------------

Commitments and contingencies (Note 9)

Mandatorily redeemable preferred stock (Note 10):
     Series B - No par value; 119,106 shares authorized and
         outstanding at December 31, 1999 and 1998 (aggregate
         liquidation preference of $2,620,000)                                      2,579,000          2,579,000
                                                                                -------------      -------------

Non-redeemable shareholders' equity (Notes 8 and 10): Common stock:
         Class A and B - No par value;  63,000,000 shares authorized;
              12,970,000 and 10,720,000 shares issued and outstanding
              at December 31, 1999 and 1998, respectively                          26,103,000         24,329,000
     Common stock warrants                                                                 --            110,000
     Additional paid in capital                                                     5,020,000          4,910,000
     Accumulated deficit                                                          (18,007,000)       (15,112,000)
     Accumulated other comprehensive income                                               7,000             30,000
                                                                                -------------      -------------

              Total non-redeemable shareholders' equity                            13,123,000         14,267,000
                                                                                -------------      -------------

                                                                                $  28,020,000      $  29,839,000
                                                                                =============      =============

          See Accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                          Year Ended December 31,
                                                              -----------------------------------------------
                                                                   1999             1998              1997
                                                              ------------      ------------     ------------
Net sales                                                     $ 24,312,000      $ 27,041,000     $ 31,974,000
Cost of sales                                                   12,212,000        12,585,000       16,042,000
                                                              ------------      ------------     ------------

Gross profit                                                    12,100,000        14,456,000       15,932,000
                                                              ------------      ------------     ------------


Operating expenses:
     Selling and marketing                                       5,948,000         4,762,000        4,930,000
     Research and development                                    4,758,000         5,024,000        3,950,000
     General and administrative                                  3,191,000         3,413,000        3,303,000
     Goodwill amortization                                         720,000           695,000          731,000
                                                              ------------      ------------     ------------

                                                                14,617,000        13,894,000       12,914,000
                                                              ------------      ------------     ------------

Income (loss) before other income and expense                   (2,517,000)          562,000        3,018,000

Other income and expense:
     Gain on sale of Pulsarr                                            --                --        4,989,000
     Investment and other income                                   191,000           286,000          371,000
     Interest expense                                             (569,000)         (689,000)      (1,263,000)
                                                              ------------      ------------     ------------

Income (loss) before income taxes                               (2,895,000)          159,000        7,115,000

Provision for (benefit from) income taxes (Note 7)                      --        (2,083,000)          99,000
                                                              ------------      ------------     ------------

Net income (loss)                                             $ (2,895,000)     $  2,242,000     $  7,016,000
                                                              ============      ============     ============

Earnings (loss) per share (Note 10):
     Basic                                                    $       (0.24)    $       0.21     $       0.64
     Diluted                                                  $       (0.24)    $       0.18     $       0.49

Shares used in per-share calculations:
     Basic                                                      12,084,000        10,517,000       11,002,000
     Diluted                                                    12,084,000        14,735,000       14,888,000

          See Accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Mandatorily Redeemable Preferred Stock and
   Non-Redeemable Shareholders' Equity
--------------------------------------------------------------------------------

                                   Mandatorily                     Non-Redeemable Shareholders' Equity
                                    Redeemable   -------------------------------------------------------------------------
                                 Preferred Stock                                                               Accumulated
                                    Series B           Common Stock         Common     Additional                Other     Compre-
                               ----------------- -----------------------    Stock       Paid in    Accumulated Comprehen-  hensive
                               Shares   Amount     Shares       Amount     Warrants     Capital      Deficit   sive Income Income
                               ------ ---------- ----------  -----------  -----------  ---------- ------------ ----------- -------
Balance, December 31, 1996         --         -- 11,250,000  $25,720,000  $ 2,403,000  $2,797,000 $(24,370,000) $(50,000)

Issuance of restricted stock       --         --  2,000,000           --           --          --           --        --
Retirement of restricted stock     --         -- (1,800,000)          --           --          --           --        --
Repurchase of Class A Common
  Stock and Class F and H
  Warrants                         --         -- (1,001,000)  (1,782,000)    (180,000)         --           --        --
Exercise of options                --         --     97,000       97,000           --          --           --        --
Partial conversion of note
  payable                          --         --    133,000      250,000           --          --           --        --
Expiration of warrants             --         --         --           --      (26,000)     26,000           --        --
Translation adjustment             --         --         --           --           --          --           --    50,000  $   50,000
Net income                         --         --         --           --           --          --    7,016,000        --   7,016,000
                              ------- ---------- ----------  -----------  -----------  ---------- ------------  --------  ----------

Balance, December 31, 1997         --         -- 10,679,000   24,285,000    2,197,000   2,823,000  (17,354,000)       --
Comprehensive income 1997                                                                                                 $7,066,000
                                                                                                                          ==========

Expiration of warrants             --         --         --           --   (2,087,000)  2,087,000           --        --
Exercise of options                --         --      8,000        8,000           --          --           --        --
Issuance of restricted stock       --         --     33,000       36,000           --          --           --        --
Issuance of mandatorily
  redeemable preferred stock  119,106  2,579,000         --           --           --          --           --        --
Translation adjustment             --         --         --           --           --          --           --    30,000  $   30,000
Net income                         --         --         --           --           --          --    2,242,000        --   2,242,000
                              ------- ---------- ----------  -----------  -----------  ---------- ------------  --------  ----------

Balance, December 31, 1998    119,106  2,579,000 10,720,000   24,329,000      110,000   4,910,000  (15,112,000)   30,000
Comprehensive income 1998                                                                                                 $2,272,000
                                                                                                                          ==========

Conversion of note payable         --         --  1,800,000   1,774,000           --          --           --        --
Expiration of warrants             --         --         --          --     (110,000)    110,000           --        --
Issuance of restricted stock       --         --    450,000          --           --          --           --        --
Translation adjustment             --         --         --          --           --          --           --   (23,000) $  (23,000)
Net (loss)                         --         --         --          --           --          --   (2,895,000)       --  (2,895,000)
                              ------- ---------- ---------- -----------   ----------  ---------- ------------  -------- -----------

Balance, December 31, 1999    119,106 $2,579,000 12,970,000 $26,103,000   $       --  $5,020,000 $(18,007,000) $  7,000
                              ======= ========== ========== ===========   ==========  ========== ============  ========
Comprehensive (loss) 1999                                                                                               $(2,918,000)
                                                                                                                        ===========

          See Accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                              Year Ended December 31,
                                                                     -----------------------------------------
                                                                         1999           1998           1997
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
   Net income (loss)                                                 $(2,895,000)   $ 2,242,000    $ 7,016,000
Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
       Benefit from deferred income taxes                                     --     (2,100,000)            --
       Gain on sale of Pulsarr                                                --             --     (4,989,000)
       Charge for deferred debt issuance costs                                --             --        233,000
       Depreciation and amortization                                   1,550,000      1,610,000      1,369,000
     Changes in assets and liabilities (net of amounts
       purchased/sold in acquisition/divesture):
         Accounts receivable                                           2,472,000     (1,363,000)        11,000
         Inventories                                                  (1,020,000)    (2,199,000)      (499,000)
         Prepaid expenses and other assets                               699,000       (760,000)      (186,000)
         Accounts payable, accrued liabilities, customer
           deposits, accrued payroll and warranty reserve               (113,000)      (539,000)       842,000
                                                                     -----------    -----------    -----------

         Net cash provided by (used in) operating activities             693,000     (3,109,000)     3,797,000
                                                                     -----------    -----------    -----------

Cash (used in) provided by investing activities:
   Proceeds from sale of Pulsarr                                              --             --      7,010,000
   Purchases of property and equipment                                  (438,000)    (1,383,000)    (1,014,000)
                                                                     -----------    -----------    -----------

         Net cash (used in) provided by investing activities            (438,000)    (1,383,000)     5,996,000
                                                                     -----------    -----------    -----------

Cash (used in) provided by financing activities:
   Proceeds from line of credit borrowings                             2,000,000             --             --
   Notes payable to bank and others - net                               (789,000)       283,000     (3,792,000)
   Proceeds from issuance of mandatorily redeemable
      preferred stock                                                         --      2,579,000             --
   Proceeds from exercise of stock options                                    --          8,000         97,000
   Repurchase of Common Stock and Warrants                                    --             --     (1,962,000)
                                                                     -----------    -----------    -----------

         Net cash (used in) provided by financing activities           1,211,000      2,870,000     (5,657,000)
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash                                        1,466,000     (1,622,000)     4,136,000

Cash and cash equivalents, beginning of the period                     4,423,000      6,045,000      1,909,000
                                                                     -----------    -----------    -----------

Cash and cash equivalents, end of the period                         $ 5,889,000    $ 4,423,000    $ 6,045,000
                                                                     ===========    ===========    ===========

Supplemental disclosures of cash flow information:
  Cash paid for:
     Interest                                                        $   532,000    $   583,000    $   939,000
     Income taxes                                                    $        --    $    62,000    $    20,000


Supplemental disclosures of non-cash investing and financing activities
   Conversion of debt, including accrued interest, to equity         $ 1,774,000  $          --    $        --

          See Accompanying Notes to Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


Note 1 - Summary of Significant Accounting Policies
--------------------------------------------------------------------------------

Basis of Presentation: The consolidated financial statements include the accounts of Advanced Machine Vision Corporation ("AMV" or the "Company") and its four wholly-owned subsidiaries: SRC VISION, Inc. and its wholly-owned SRC VISION BV subsidiary ("SRC"); Ventek, Inc. ("Ventek"); ARC Netherlands BV (inactive) and its respective wholly-owned subsidiary, Pulsarr Holding BV ("Pulsarr"), from its March 1, 1996 acquisition date to its May 6, 1997 disposition date (see Note
4); and Applied Laser Systems, Inc. (inactive).

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

Effects of Restatements: As described in Note 10, the Company issued 119,106 shares of Series B Preferred Stock ("Preferred Stock") to FMC Corporation in October 1998.

The Preferred Stock is subject to redemption requirements that are outside the control of the Company under certain change-in-control circumstances as defined in the preferred stock purchase agreement. Those circumstances include (i) a sale of all or substantially all of the assets of the Company, (ii) a liquidation or dissolution of the Company, (iii) the consummation of any transaction resulting in a new "beneficial owner" of more than 37.5 percent of the Company's Common Stock, (iv) a change in the majority of the Company's Board of Directors, and (v) a combination or merger of the Company with or into a new entity in which the Company's Common Stockholders hold less than 80 percent of the surviving entity. Under such circumstances, the holders of Preferred Stock are entitled to receive, prior to and in preference to any distribution of any of the assets of the Company to the holders of Common Stock, an amount equal to the greater of (a) $22.00 per share or (b) the market value of the Company's Common Stock issuable upon conversion of such shares of Preferred Stock, calculated as the average of the closing price of the Common Stock for the
forty-five   consecutive   trading  days  immediately   preceding  the  date  of
repurchase.

The Company has restated its 1998 financial statements to account for the redemption features of the Preferred Stock. The carrying value of the Preferred Stock of $2,579,000, which was previously presented as a component of stockholders' equity, has been reclassified as mandatorily redeemable, outside of shareholders' equity, at December 31, 1998.

The restatement of the 1998 financial statements for the matter described above had no effect on the Company's net income, total assets or total liabilities.

The following table sets forth the overall effect of the restatement on the Company's shareholders' equity:

                                                               December 31, 1998
                                                               -----------------

     Shareholders' equity prior to restatement                    $16,846,000
     Non-redeemable shareholders' equity after restatement        $14,267,000

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

Accounting Period: The Company utilizes a 52- to 53-week fiscal year ending on the Sunday closest to the end of the fiscal period. Fiscal periods shown ended January 2, 2000, January 3, 1999 and December 27, 1997. In these financial statements, the fiscal periods are shown as December 31 for clarity of presentation.

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

Intangible Assets: Intangible assets primarily represent the excess of the purchase price of acquisitions over the fair value of net assets acquired ("goodwill"). The gross cost of intangible assets aggregated $7,536,000 as of December 31, 1999 and 1998. Intangible assets are being amortized on the straight-line basis over seven to fifteen years (see Note 4). Accumulated amortization aggregated $3,361,000 and $2,642,000 as of December 31, 1999 and 1998, respectively. The Company assesses the recoverability of its intangible assets and to date has not had any significant impairments.

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

Earnings (Loss) Per Share: Earnings (loss) per share for 1999, 1998 and 1997 have been computed in accordance with Statement of Financial Accounting Standards No. 128 (FAS 128), "Earnings per Share."

Changes in Classification: Certain reclassifications have been made to the fiscal 1998 and 1997 financial statements to conform with the financial statement presentation for fiscal 1999. Such reclassifications had no effect on the Company's results of operations or shareholders' equity.

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

Stock-Based Compensation: The Company uses the intrinsic value based method in accounting for its stock option plans as prescribed by Accounting Principle Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees (see Note
8).

Fair  Value  of  Financial  Assets  and  Liabilities:   Statement  of  Financial
Accounting Standards No. 107, Disclosures About Fair Value of Financial Instruments, requires disclosure of the fair value of certain financial assets and liabilities. The Company estimates the fair value of its monetary assets and liabilities based upon the existing interest rates related to such assets and liabilities compared to current market rates of interest for similar nature and degree of risk. The Company estimates that the carrying value of all of its monetary assets and liabilities approximates fair value as of December 31, 1999.

Foreign Currency Translation: All assets and liabilities of foreign subsidiaries are translated into U. S. dollars at fiscal year-end exchange rates. Income and expense items are translated at average exchange rates prevailing during the fiscal year. The resulting translation adjustments are recorded as a component of other comprehensive income.

Comprehensive Income: The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" as of January 1, 1998. Translation adjustments represent the Company's only Other Comprehensive Income item.


Note 2 - Inventories
--------------------------------------------------------------------------------

Inventories consist of the following:

                                                          December 31,
                                                --------------------------------
                                                     1999              1998
                                                -------------      -------------

     Raw materials                              $   3,034,000      $   2,837,000
     Work-in-process                                1,603,000          1,563,000
     Finished goods                                 3,762,000          2,979,000
                                                -------------      -------------

                                                $   8,399,000      $   7,379,000
                                                =============      =============


Note 3 - Property, Plant and Equipment
--------------------------------------------------------------------------------

Property, plant and equipment consist of the following:

                                                         December 31,
                                               --------------------------------
                                                    1999              1998
                                               -------------      -------------

     Land                                      $   1,338,000      $   1,338,000
     Buildings                                     3,970,000          3,734,000
     Machinery and equipment                         883,000            869,000
     Furniture, fixtures and office equipment      1,983,000          2,026,000
                                               -------------      -------------

                                                   8,174,000          7,967,000
     Less: accumulated depreciation               (3,314,000)        (2,693,000)
                                               -------------      -------------

                                               $   4,860,000      $   5,274,000
                                               =============      =============

Substantially all of the property, plant and equipment is secured by a note payable (see Note 6). Depreciation expense aggregated $830,000, $915,000 and $638,000, respectively, for 1999, 1998 and 1997.


Note 4 - Acquisitions
--------------------------------------------------------------------------------

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

Pulsarr: On March 1, 1996, the Company acquired all of the outstanding capital stock of Pulsarr for cash of $6.5 million and notes payable aggregating $1.3 million. The acquisition was accounted for under the purchase method of accounting. The $7.8 million purchase price was allocated based on the fair
values  of  the  identifiable  assets  of  Pulsarr  as  follows:   $1.1  million
represented the fair values of net tangible assets of Pulsarr, $4.9 million represented acquired in-process technology that was charged to operations, and the remainder of $1.8 million represented existing technologies and goodwill to be amortized over fifteen years. The fair values of the acquired in-process technology and existing technologies and goodwill were determined from independent appraisals received by the Company.

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


Note 5 - Accrued Liabilities
--------------------------------------------------------------------------------

Accrued liabilities consist of the following:

                                                          December 31,
                                                --------------------------------
                                                     1999              1998
                                                -------------      -------------

     Commissions                                 $     111,000      $    359,000
     Interest                                           75,000           317,000
     Legal and accounting fees                          90,000           176,000
     Income taxes                                       34,000            34,000
     Other                                              78,000           111,000
                                                 -------------      ------------

                                                 $     388,000      $    997,000
                                                 =============      ============


Note 6 - Financing Arrangements
--------------------------------------------------------------------------------

As of December 31, 1999, the Company had a borrowing facility with a commercial bank that provided for a secured operating line of credit up to $2,000,000. At the option of the Company, interest is stated at the prime rate plus .50% or at an "offshore rate" plus 2.35%. The Business Loan Agreement governing the line of credit contains covenants requiring certain levels of cash flow, tangible equity and working capital. At December 31, 1999, the Company had borrowed the entire $2,000,000 under the line and was not in compliance with the cash flow covenant. The bank waived compliance with the covenant subject to an amendment being executed by the Company, which would require that security for the line be changed from receivables, inventory and machinery and equipment to cash instruments. On February 29, 2000, the Company executed the amendment and paid back the entire amount borrowed. The amended line expires on April 30, 2000.

Long-term debt consists of the following:

                                                         December 31,
                                               --------------------------------
                                                    1999              1998
                                               -------------      -------------

     Mortgage note (SRC)                       $   2,937,000      $   2,973,000
     6.75% convertible note                          900,000            900,000
     6.75% note (Ventek)                             250,000          1,000,000
     6.75% convertible note (Ventek)               2,250,000          2,250,000
     Ventek note                                          --          1,529,000
                                               -------------      -------------

                                                   6,337,000          8,652,000
     Less: current maturities                        (43,000)          (790,000)
                                               -------------      -------------

                                               $   6,294,000      $   7,862,000
                                               =============      =============

The SRC mortgage note is payable to a bank in monthly installments of $24,000 including interest at 8.3%, with the remaining unpaid balance due on May 1, 2008. The note is secured by substantially all of SRC's property, plant and equipment and is guaranteed by the Company. The loan agreement contains certain covenants and restrictions including limitations on incurrence of debt. At December 31, 1999, the Company was in violation of the cash flow covenant of the mortgage loan agreement. The Company has obtained a temporary waiver of this covenant through December 31, 2000.

In April 1996, in connection with the acquisition of Pulsarr, the Company raised a net of $3,000,000 in a private placement of $3,400,000 of convertible secured notes. The notes presently bear interest at 10.75% payable quarterly. The interest rate may be adjusted upward on each anniversary date of the notes if the market price of the Company's Class A Common Stock fails to reach certain levels. The maximum possible coupon interest rate is 11.25% if none of the market price thresholds are met. The principal amount will be due in April 2001. The notes are secured by 54% of the stock of ARC Netherlands BV, a wholly-owned subsidiary of the Company established to purchase Pulsarr. The notes are convertible into the Company's Common Stock at $2.125 per share. In connection with the borrowing, the Company paid a finder's fee of $400,000 and issued 340,000 warrants to purchase Common Stock at $2.125 per share. In September 1997, the Company prepaid $2,500,000 of the note. The 340,000 warrants issued in conjunction with this borrowing were repurchased in August 1997.

AMV issued the following notes in connection with the acquisition of Ventek: (i) a 6.75% $1,000,000 note due July 23, 1999; (ii) a 6.75% $2,250,000 note due July
23, 1999  convertible  into the Company's  Common Stock at $2.25 per share;  and
(iii) a $1,125,000 note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Common Stock or, at the Company's option, in cash on July 23, 1999, or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. The $1,125,000 note and stock appreciation rights payable were valued at $1,529,000 on the acquisition date based upon an independent appraisal received by the Company. All three notes are secured by all of the issued and outstanding shares of Ventek. The three notes are payable to Veneer Technology, Inc., a company owned by the four former stockholders of Ventek, all of whom are current employees of the Company.

In February 1999, the Ventek notes were restructured. $750,000 of the $1,000,000 note was prepaid, and the maturity date of the remaining $250,000 was extended to July 23, 2000. The maturity date of the $2,250,000 note was extended to July 23, 2000. The $1,125,000 note was paid in full by delivery of 1,800,000 restricted shares (see Note 10) and the stock appreciation rights were cancelled.

In December 1999, the Ventek notes were again restructured by extending the due dates to July 23, 2001 and increasing the interest rate by 1% to 7.75%.

As of December 31, 1999, the aggregate amount of minimum maturities of long-term debt, as adjusted for the Ventek debt restructuring, are as follows:
2000--$43,000; 2001--$3,446,000; 2002--$50,000; 2003--$55,000; 2004--$59,000 and
thereafter $2,684,000.


Note 7 - Income Taxes
--------------------------------------------------------------------------------

Income (loss) before income taxes is composed of the following:

                                     1999            1998              1997
                                ------------     ------------     --------------

Domestic                        $ (2,843,000)    $    366,000     $    2,143,000
Foreign                              (52,000)        (207,000)         4,972,000
                                ------------     ------------     --------------

                                $ (2,895,000)    $    159,000     $    7,115,000
                                ============     ============     ==============

The components of the provision for income taxes are as follows:

                                    1999             1998              1997
                                ------------     ------------     --------------
Federal:
   Current                     $         --      $     17,000     $      99,000
   Deferred                        (947,000)           59,000           870,000
                               ------------      ------------     -------------

     Total federal                 (947,000)           76,000           969,000
                               ------------      ------------     -------------

State:
   Deferred                        (111,000)           15,000           107,000
                               ------------      ------------     -------------

     Total state                   (111,000)           15,000           107,000
                               ------------      ------------     -------------

Increase (decrease) in
   valuation allowance            1,058,000        (2,174,000)         (977,000)
                               ------------      ------------     -------------

     Total provision           $         --      $     99,000     $          --
                               ============      ============     =============

The tax effect of temporary differences between financial reporting and the tax bases of assets and liabilities relate to the following:

                                                         December 31,
                                               --------------------------------
                                                    1999              1998
                                               -------------      -------------
Deferred tax asset:
     Loss carry-forwards                       $   5,913,000     $    4,686,000
     Property basis differences                    1,005,000            876,000
     Reserves and accruals                           291,000            563,000
     Research and development costs                   47,000             69,000
     Alternative minimum taxes                        74,000             77,000
                                               -------------       ------------

                                                   7,329,000          6,271,000

Deferred tax asset valuation allowance            (5,229,000)        (4,171,000)
                                               -------------       ------------

     Net deferred tax asset                    $   2,100,000       $  2,100,000
                                               =============       ============


The Company has recognized a deferred tax asset of $2,100,000. The recognized deferred tax asset is based upon expected utilization of the temporary differences as well as a portion of the net operating loss carry-forwards.

The Company has assessed its past earnings history and trends, budgeted sales and the expiration dates of carry-forwards and has determined that it is more likely than not that $2,100,000 of the deferred tax asset will be realized. The remaining valuation allowance of $5,229,000 as of December 31, 1999 is maintained against the net operating loss carry-forwards, which the Company has determined may not be realized.

The increase in the valuation allowance of $1,058,000 in 1999 was the result of the net increase in temporary differences that was caused primarily from the losses incurred in 1999.

The net reduction in the valuation allowance of $2,174,000 in 1998 was the result of the utilization of the net operating loss carry-forwards to reduce current income taxes, partially offset by the net changes in temporary differences.

The Company has net operating loss carry-forwards of approximately $15,500,000. Such carry-forwards may be used to offset taxable income, if any, in future years through their expirations in 2005 to 2015. Because of the substantial change in the Company's ownership, which occurred as a result of the initial public offering in March 1992, the annual amount of tax loss carry-forward that can be utilized is limited. Utilization of approximately $2,700,000 of the above carry-forwards is limited to approximately $475,000 per year. Such limitation could result in the expiration of a part of the carry-forwards before their utilization.

The provision for (benefit from) income taxes differs from an amount computed using the statutory federal income tax rate as follows:

                                                     Year Ended December 31,
                                            -----------------------------------------
                                                1999           1998           1997
                                            -----------    -----------    -----------
Provision for (benefit from) income
   taxes at federal statutory rate          $  (967,000)   $   124,000    $ 2,419,000
State taxes (benefit)                                --         15,000        107,000
Non-taxable gain on sale of Pulsarr                  --             --     (1,696,000)
Realized benefit from utilizing net
   operating loss carry-forward                      --       (271,000)    (1,302,000)
Deferred tax valuation allowance              1,058,000     (1,903,000)       370,000
Alternative Minimum Tax                              --         17,000         99,000
Other                                           (91,000)       (65,000)       102,000
                                            -----------    -----------    -----------
                                            $        --    $(2,083,000)   $    99,000
                                            ===========    ===========    ===========


Note 8 - Employee Benefit and Stock Option Plans
--------------------------------------------------------------------------------

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. Pursuant to the provisions of the plan, eligible participants may elect to contribute up to 15% of their base compensation, subject to certain limitations, and the Company may, at its option, match employee contributions up to a certain percentage. No Company matching has occurred under the plan.

The Company maintains several stock option plans under which non-qualified and incentive stock options for the Company's Common Stock have been granted to directors, officers and other employees. The plans are administered by the Stock Option Committee of the Board of Directors (the "Committee"). Additionally, the Company has occasionally granted non-plan options to directors, officers or consultants on terms similar to plan options. The stock option price per share for options granted is determined by the Committee and is based on the market price of the Company's common stock on the date of grant, and each option is exercisable within the period and in the increments as determined by the Committee, except that no option can be exercised later than ten years from the date it was granted. The stock options generally vest over one to four years. The terms of non-plan options are determined by the full Board of Directors or the Compensation Committee of the Board.

The following table sets forth the options granted, forfeited and exercised during the three years ended December 31, 1999, and their respective weighted average exercise price per share:

                                                                    Weighted
                                                  Shares            Average
                                               Under Option     Price Per Share
                                               ------------     ---------------

     Balance at December 31, 1996                 3,127,000         $ 2.00
         Granted                                  1,194,000           1.75
         Exercised                                  (97,000)          1.00
         Canceled                                  (775,000)          2.21
                                                -----------         ------

     Balance at December 31, 1997                 3,449,000         $ 1.89
         Granted                                    528,000           1.86
         Exercised                                   (8,000)          1.00
         Canceled                                  (539,000)          4.05
                                                -----------         ------

     Balance at December 31, 1998                 3,430,000         $ 1.55
         Granted                                    205,000           1.22
         Canceled                                  (417,000)          2.50
                                                -----------         ------

     Balance at December 31, 1999                 3,218,000         $ 1.41
                                                ===========         ======


The following table sets forth information about stock options outstanding at December 31, 1999:

                          Options Outstanding                                    Options Exercisable
----------------------------------------------------------------------       --------------------------
                                           Weighted           Weighted                         Weighted
                                            Average            Average                          Average
   Range of            Number              Remaining          Exercise         Number          Exercise
Exercise Price       Outstanding       Contractual Life         Price        Exercisable         Price
--------------       -----------       ----------------       --------       -----------       --------
  0.81-1.00            1,333,000             5 years            1.00           1,300,000         1.00
  1.03-2.19            1,810,000             7 years            1.64             639,000         1.53
  3.00                    75,000             4 years            3.00              75,000         3.00
                     -----------                                             -----------

                       3,218,000                                               2,014,000
                     ===========                                             ===========

At December 31, 1998 and 1997, 1,911,000 and 2,172,000 options, respectively, were exercisable. As of December 31, 1999, there were 641,000 shares available for future grants.

In September 1999, the Company decreased the exercise price on 300,000 options previously granted to three members of the Board of Directors from $1.69 to $1.25 per share. These options will now be accounted for pursuant to a variable stock option plan, and compensation expense will be recorded to the extent that the quoted market price of the Company's common stock exceeds the revised exercise price.

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

In January 1997, SRC granted a total of 342,000 options under the SRC Plan to purchase SRC common stock at $1.86 per share. The options become exercisable on January 10, 2006 and expire one year thereafter. Upon completion of an initial public offering of SRC's common stock, the vesting of such options will accelerate so that 100% will be exercisable on the third anniversary date of the IPO. As of December 31, 1999, there were 291,000 options under grant and 105,000 shares available for future grant under the SRC Plan.

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

                                                         1999           1998
                                                    -------------   ------------

     Proforma net income (loss)                     $  (3,231,000)  $  1,746,000
     Proforma diluted earnings (loss) per share     $       (0.27)  $       0.14

The fair value of the options granted was $0.66 and $1.05 in 1999 and 1998, respectively, and estimated using the following weighted average assumptions:

                                                         1999           1998
                                                    -------------   ------------

     Risk-free interest rate                             5.65%         5.32%
     Dividend yield                                         0%            0%
     Expected life of option                           5 years       5 years
     Volatility factor                                     58%           61%

The above information is based on historical activity and may not represent future trends.


Note 9 - Commitments and Contingencies
--------------------------------------------------------------------------------

Numerous users of the Company's products have received notice of patent infringement from Lemelson Medical, Educational and Research Foundation, Limited Partnership ("Lemelson") alleging that their use of the Company's products infringes certain patents transferred to Lemelson by the late Jerome H. Lemelson. Certain of these users have notified the Company that, in the event it is subsequently determined that their use of the Company's products infringes any of the Lemelson's patents, they may seek indemnification from the Company for damages or expenses resulting from this matter. The amount of liability, if any, that may result from this matter cannot be estimated at this time.


Note 10 - Mandatorily Redeemable and Non-Redeemable Shareholders' Equity and Earnings (Loss) Per Share
--------------------------------------------------------------------------------

Preferred Stock: In October 1998, the Company sold 119,106 shares of mandatorily redeemable Preferred Stock ("Preferred Stock") (the entire authorized number of such shares) to FMC Corporation ("FMC") for $2,579,000. The Preferred Stock is convertible into 1,191,060 shares of Common Stock, which, if converted, represents a 10% ownership position based on the number of common shares outstanding on the transaction date. Each share of Preferred Stock is allowed ten votes in matters placed before the common stockholders except in the election of directors, in which case FMC has the right to elect one director. The Preferred Stock pays no dividends. The Preferred Stock has a $22-per-share liquidation preference. Upon the occurrence of a change in control (as defined), FMC has the right to require the Company to repurchase all or part of the Preferred Stock at a price in cash equal to the greater of (a) $22.00 per share or (b) the market value of the Company's Common Stock issuable upon conversation of the Preferred Stock, calculated as the average of the closing bid price of the Common Stock for the 45 consecutive trading days immediately preceding the date of repurchase, subject to the Company's ability to legally do so under California General Corporation Law. FMC also has a five-year one-time option to purchase a number of shares of Common Stock equal to 15% of the shares outstanding on the exercise date at a price equal to the greater of the then-current market value (as defined) of the Common Stock or $2.20 per share.

So long as any shares of Preferred Stock are outstanding, the Company must obtain the consent of the holders of a majority of the then-outstanding shares of Preferred Stock to (i) take any action which adversely alters or changes or may adversely alter or change the rights, preferences or privileges of the Preferred Stock; (ii) increase or decrease the authorized number of shares of Preferred Stock; (iii) create (by reclassification or otherwise) any class or series of shares having rights, preferences or privileges senior to or on a parity with the Preferred Stock; (iv) redeem or repurchase any shares of capital stock except in certain instances; (v) merge with or into any other entity or enter into any other corporate reorganization, recapitalization, sale of control or any transaction that, directly or indirectly, results in the sale, license, lease, transfer, conveyance or other disposition of all or substantially all of the assets or properties of the Company; (vi) sell, license, lease, transfer, convey or otherwise dispose of the Company's intellectual property in which FMC received a security interest; (vii) amend or waive any provision of the Company's Articles of Incorporation or By-laws; (viii) acquire assets or securities of another person or entity if the aggregate consideration paid in all such transactions (other than those in the ordinary course of business) combined exceeds $2,000,000 or any one such transaction exceeds $500,000; (ix) issue any additional equity securities or any other securities convertible or exchangeable into equity securities (other than issuance of shares of Common Stock pursuant to employee stock options or other employee stock plans in effect as of the FMC transaction date and, with the approval of the Board of Directors, shares of Common Stock to unrelated third parties, in arms-length transactions that do not exceed 100,000 shares for any fiscal year); or (x) approve the liquidation, dissolution or winding up of the Company.

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

Common Stock: The authorized number of shares of no par value Class A Common Stock and no par value Class B Common Stock are 60,000,000 and 3,000,000, respectively. Upon sale or transfer, each share of Class B Common Stock is automatically convertible into one share of Class A Common Stock. Both the Class A and Class B Common Stock are entitled to one vote per share. As of December 31, 1999, there were 12,922,000 shares of Class A Common Stock and 48,000 shares of Class B Common Stock outstanding. For purposes of this report, the Class A and B shares are referred to as "Common Stock."

Schedule of Outstanding Stock,  Convertible Debt,  Preferred Stock and Potential
Dilution: The following table summarizes outstanding Common Stock as of December 31, 1999, potential dilution to the outstanding Common Stock upon the conversion of convertible debt or preferred stock, and proforma proceeds from the debt conversion. The table also sets forth the conversion prices and debt due dates.

                                  Number or Principal      Common Stock                         Proforma
                                  Amount Outstanding           After          Conversion          Debt
     Security                    at December 31, 1999       Conversion           Price          Reduction
---------------------------      --------------------      ------------       ----------        ---------
Common Stock:                                                12,970,000
                                                           ------------

Convertible Debt (due date):
   6.75% Notes (4/16/01)            $    900,000                423,000          $ 2.13             900,000
   6.75% Ventek Note (7/23/01)      $  2,250,000              1,000,000            2.25           2,250,000
                                                           ------------                        ------------

                                                              1,423,000                           3,150,000
                                                           ------------                        ------------

Preferred Stock:                         119,100              1,191,000
                                                           ------------

Potentially outstanding shares
   and proforma proceeds and
   reduction of debt                                         15,584,000                        $  3,150,000
                                                           ============                        ============

The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Common Stock rises significantly above the conversion prices, it is unlikely that the debt or preferred stock will be converted.

In addition, on December 31, 1999, AMV had outstanding options to purchase 3,218,000 shares of Common Stock, 2,586,000 of which are under its stock option plans (see Note 8).

The existence of these outstanding options, convertible debt and preferred stock, including options that may be granted under AMV's stock option plans or otherwise, could adversely affect AMV's ability to obtain future financing. The price that AMV may receive for the Common Stock issued upon exercise of options, or amount of debt forgiven in the case of conversion of debt, may be less than the market price of the Common Stock at the time such options are exercised or debt is converted. For the life of the options, convertible debt and preferred stock, the holders are given, at little or no cost, the opportunity to profit from a rise in the market price of the Common Stock without assuming the risk of ownership. Moreover, the holders of the options might be expected to exercise them at a time when AMV would, in all likelihood, be able to obtain needed capital by a new offering of its securities on terms more favorable than those provided for by the options.

1997 Restricted Stock Plan: The 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth and stock price. The total number of shares of Common Stock issuable under the 1997 Plan shall not exceed 2,000,000.

In January 1997, the Company's Board of Directors awarded 2,000,000 shares of restricted Common Stock to three key employees of the Company. In September 1997, 1,800,000 shares were donated back to the Company and retired. The remaining 200,000 shares cannot be traded or transferred unless a payment of $1.80 per share is made by the employee to AMV. If payment is not made, the related shares of stock will be forfeited and returned to the Company.

In February 1999 and December 1999, the Company's Board of Directors awarded 350,000 and 100,000 shares of restricted Common Stock, respectively, to four key employees of the Company. The shares cannot be traded or transferred unless a payment of $1.25 per share is made by the employee to AMV between February 1, 2000 and January 31, 2001 for the 350,000 shares, and payment of $.75 per share is made by the employee to AMV before July 23, 2002 for the 100,000 shares. If these conditions are not met, the related shares will be forfeited and returned to the Company.

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

In February 2000, the Company's Board of Directors determined that the proposed merger with Key Technology, Inc. ("Key") (see Note 13) will not constitute a triggering event.

Stock Repurchase: On December 29, 1999, the Company's Board of Directors authorized the Company to purchase, from time to time, up to $1,000,000 of the Company's common stock in the open market. 42,800 shares were repurchased subsequent to December 31, 1999.

Earnings (Loss) Per Share: Earnings (loss) per share, calculated in accordance with FAS 128, is presented in the following table:

                                                          For the Year Ended December 31,
                               -------------------------------------------------------------------------------------
                                         1999                          1998                          1997
                               ----------------------        -----------------------       -------------------------
                                 Income       Shares          (Loss)         Shares         Income          Shares
                               ---------     --------        ---------      --------       --------      -----------
                                                       (In thousands except per-share data)
Calculation of EPS
Income (loss) available to
   common shareholders         $  (2,895)      12,639        $   2,242        10,717        $ 7,016         11,202
Reduction for contingently
   returnable shares as all
   conditions were not
   met as of period end               --         (555)              --          (200)            --           (200)
                               ---------     --------        ---------      --------        -------      ---------
Income (loss) available to
   common shareholders         $  (2,895)      12,084        $   2,242        10,517        $ 7,016         11,002


--------------------------------------------------------------------------------------------------------------------
Basic EPS                                    $  (0.24)                      $   0.21                      $  0.64
--------------------------------------------------------------------------------------------------------------------


Effect of Dilutive Securities:
Stock options and warrants            --           --               --           744             --            663
Preferred stock                       --           --               --           251             --             --
Note and stock appreciation
   rights agreement                   --           --              100         1,800            100          1,800
Convertible debt                      --           --              252         1,423            252          1,423
                               ---------     --------        ---------      --------        -------      ---------
Income (loss) available to
   common shareholders
   and assumed conversions     $  (2,895)      12,084        $   2,594        14,735        $ 7,368         14,888
                               =========     ========        =========      ========        =======      =========


--------------------------------------------------------------------------------------------------------------------
Diluted EPS                                  $  (0.24)                      $   0.18                      $  0.49
--------------------------------------------------------------------------------------------------------------------

The number of shares of common stock, along with their respective exercise prices, underlying options, warrants, convertible debt and preferred stock, which were excluded from the computation of diluted EPS because their exercise prices were greater than the average market price of common stock or inclusion of such shares would be antidilutive, are listed below.

                                        1999            1998             1997
                                  --------------   -------------   -------------
Number of shares of common
   stock exercisable from:
   Options                             3,218,000       2,113,000       1,135,000
   Warrants                                   --         790,000      13,215,000
   Convertible debt                    1,423,000              --              --
   Preferred stock                     1,191,000              --              --
                                  --------------   -------------   -------------

                                       5,832,000       2,903,000      14,350,000
                                  ==============   =============   =============

   Exercise price ranges           $0.81 - $3.00   $1.41 - $3.00   $2.00 - $4.94


Note 11 - Business Segment and Geographic Information
--------------------------------------------------------------------------------

The Company operates in one industry--designing, manufacturing and marketing of computer-aided vision defect detection and sorting and defect removal equipment. The Company has subsidiaries located in the United States and The Netherlands. Revenue transfers between geographic areas, and other intergeographical eliminations are not material. Net sales and long-lived assets by geographic areas are as follows:

                                        1999            1998             1997
                                  --------------   -------------   -------------

Net sales:
     Domestic                     $   14,308,000   $  18,215,000   $  21,417,000
     International                    10,004,000       8,826,000      10,557,000
                                  --------------   -------------   -------------

        Total net sales           $   24,312,000   $  27,041,000   $   31,974000
                                  ==============   =============   =============

Long-lived assets:
     Domestic                     $    9,705,000   $  11,498,000   $  11,107,000
     International                       120,000         185,000          53,000
                                  --------------   -------------   -------------

        Total long-lived assets   $    9,825,000   $  11,683,000   $  11,160,000
                                  ==============   =============   =============

During 1999, the Company sold equipment to two different customers, each approximating 13% of total net sales. No single customer accounted for more than 10% of total net sales in 1998. During 1997, the Company sold equipment to a single customer approximating 14% of total net sales.

During 1999, net sales to one customer, located in Russia, approximated 13% of total net sales. No single international country accounted for more than 10% of net sales in 1998 or 1997. Location of the customer is the basis for identification of net sales.

International long-lived assets are located in the Netherlands.


Note 12 - Quarterly Financial Data (Unaudited)
--------------------------------------------------------------------------------

Quarters Ended                        March 31         June 30     September 30      December 31        Total
-----------------------------------------------------------------------------------------------------------------
Fiscal 1999
Sales                            $    5,158,000    $   7,198,000  $    6,646,000    $   5,310,000  $  24,312,000
Gross profit                          2,654,000        4,233,000       3,015,000        2,198,000     12,100,000
Net income (loss)                      (576,000)         210,000        (484,000)      (2,045,000)    (2,895,000)
Basic earnings (loss) per share           (0.05)            0.02           (0.04)           (0.17)         (0.24)
Diluted earnings (loss) per share         (0.05)            0.02           (0.04)           (0.17)         (0.24)

Fiscal 1998
Sales                            $    7,103,000    $   9,087,000  $    5,546,000    $   5,305,000  $  27,041,000
Gross profit                          3,333,000        5,035,000       2,879,000        3,209,000     14,456,000
Net income                              182,000        1,016,000          75,000          969,000      2,242,000
Basic earnings per share                   0.02             0.10            0.01             0.09           0.21
Diluted earnings per share                 0.02             0.08            0.01             0.07           0.18


Note 13 - Subsequent Event
--------------------------------------------------------------------------------

On February 15, 2000, the Company entered into an Agreement and Plan of Merger with Key, whereby the Company would be acquired by Key. Key is a public company and its stock is traded on the Nasdaq National Market under the symbol "KTEC." Pursuant to the agreement, Key would pay the following for each Company common share:

a. Cash of $1.00.

b. 1/10 of a new share of Key convertible preferred stock that can be sold back to Key after two years for the equivalent of $1.00.

c. 1/10 of a new warrant to purchase 1/40 of a share of Key common stock that can be sold back to Key immediately for the equivalent of $.25.

The agreement specifies other terms, conditions, representations and warranties for each party. Completion of the transaction is contingent upon approval of the Company's common stockholders and FMC, the holder of all the Company's Series B Preferred Stock. If FMC does not consent to the merger, Key has agreed to make a tender offer for all of the Company's Common Stock.

As part of the acquisition process, registration documents will be filed by both Key and the Company with the Securities and Exchange Commission ("SEC"). Completion of the transaction, which is subject to SEC and other approvals as indicated above, is expected by mid-2000. Reference is made to the Company's recent filings with the SEC for a more complete description of the transaction.

                                    Part III
                                    --------


Item 10. Directors and Executive Officers of the Registrant
--------------------------------------------------------------------------------

The directors and executive officers of the Company are as follows:


      Name                  Age                      Position
--------------------        ---      -------------------------------------------

William J. Young             57      President and Chief Executive Officer and
                                     Chairman of the Board of Directors

James Ewan, Ph.D.            51      President and Chief Executive Officer of
                                     SRC VISION, Inc. and Director

Alan R. Steel                55      Vice President of Finance, Chief Financial
                                     Officer and Secretary

Haig S. Bagerdjian           42      Director

Vikram Dutt                  58      Director

Marc T. Giles                44      Director

Robert M. Loeffler           76      Director

Jack Nelson                  49      Director

Rodger A. Van Voorhis        42      President, Ventek, Inc. and Director

William J. Young became President and Chief Executive Officer of the Company effective February 1, 1994, and Chairman of the Board in September 1994. Mr. Young was the President and Chief Executive Officer of Volkswagen of America from 1991 through March 1993, where he was responsible for all the company's operations in the United States, which exceeded $2.2 billion in revenue annually. As CEO of Volkswagen of America, Mr. Young also served as President of V-Crest Systems, Inc., a computer services company serving 1,200 automobile agencies, and as a Director of VCI, Inc. a $2 billion financial services company. From January 1989 through December 1991, Mr. Young served as Vice President of Sales and Marketing of Volkswagen United States and its 700 dealers operating in the North American market. From 1982 through 1988, Mr. Young headed W.J. Young and Associates, an automotive marketing consulting company. From 1979 through May 1983, Mr. Young was the General Manager of the Volkswagen Division of Volkswagen of America, where he was responsible for implementing the sales and marketing strategies of the Volkswagen Division and the maintenance and financial health of the Volkswagen dealer organization of 950 dealers. Prior to 1979, Mr. Young served in the capacity of National Sales Manager, and held other management positions in the Volkswagen organization and other companies. Mr. Young is a director of Lithia Automotive Group, a public company.

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

Alan R. Steel became Vice President of Finance and Chief Financial Officer on March 14, 1994. Mr. Steel was previously the Vice President and Chief Financial Officer of DDL Electronics, Inc. ("DDL"), a New York Stock Exchange listed company, since 1983. From 1980 to 1983, he served as Controller for DDL. While at DDL, Mr. Steel was responsible for handling New York Stock Exchange compliance, financial and SEC reporting, public and private equity offerings and shareholder relations. From 1975 to 1980, he served as financial manager for ARCO Transportation Company, a subsidiary of Atlantic Richfield Company. From 1974 to 1975 he was the Director of Internal Control at Atlantic Richfield Company. From 1967 to 1974, Mr. Steel was a certified public accountant with Arthur Andersen & Company.

Rodger Van Voorhis joined the Company's Ventek, Inc. ("Ventek") subsidiary in 1992 as Vice President of Operations and became President in 1996 and a director of the Company in 1996. Mr. Van Voorhis was previously an Assistant Vice President of Marketing for United Financial Systems, and held various management positions at Morvue Electronics, Inc., a designer and manufacturer of wood veneer defect scanning systems. On July 24, 1996, Mr. Van Voorhis entered into a five-year employment agreement with Ventek that provides for an annual base salary of $150,000 and a $375 monthly automobile allowance. The contract provides that if Mr. Van Voorhis is terminated other than for cause before July 24, 1999, he shall be paid his base salary until that date. Effective February 1, 1999, Mr. Van Voorhis' base salary was changed to $175,000.

Haig S. Bagerdjian is currently Executive Vice President and Chief Legal Officer of Syncor International Corporation, and President and Chief Executive Officer of Syncor Overseas Ltd. Syncor is a Woodland Hills, California-based operator of domestic and international nuclear pharmacy service centers, at which he has been employed since 1991. From 1987 to 1991, he served in several executive level positions at Calmark Holding Corporation. He also was General Counsel for American Adventure, Inc., which was a subsidiary of Calmark Holding. Mr. Bagerdjian received a J.D. from Harvard Law School and is admitted to the State Bar of California.

Since 1983, Vikram Dutt has been the President of Aaron, Dutt and Edwards, Inc., a Chicago, Illinois consulting firm specializing in consulting and administration of pension and profit sharing plans. Mr. Dutt received a B.S. in Chemical Engineering and an M.B.A. from the University of Illinois.

Marc T. Giles became director of the Company in October 1998 concurrent with FMC's investment in the Company's Preferred Stock. Mr. Giles has been General Manager of FMC Corporation's FoodTech Food Systems and Handling Division of FMC FoodTech since January 1997. Mr. Giles joined FMC in January 1988 as director of marketing and sales for SeparaSystems, FMC's joint venture with DuPont. From March 1992 to May 1994, he was with FMC's Citrus Systems as marketing manager. From 1994, Mr. Giles had been director of business development for FMC FoodTech until named General Manager. Before joining FMC, Mr. Giles was with Norton Company in a variety of sales and marketing positions. Mr. Giles earned a Bachelor of Arts degree in economics from Union College in New York.

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

Jack Nelson, Esq. served as the Chairman of the Board, Chief Executive Officer and Treasurer of Caprius, Inc. (or its predecessor companies), a public company, from 1991 until 1999, and was Vice Chairman from 1990 until June 1991. Caprius is a designer and manufacturer of breast imaging equipment used to detect breast cancer. From January 1986 to December 1993, Mr. Nelson was an attorney at the firm of Zaslowsky, Marx & Nelson.


Item 11. Executive Compensation
--------------------------------------------------------------------------------

Compensation of Directors

The Company currently compensates directors who are not also officers or employees of the Company ("outside" directors) for attending Board meetings and committee meetings in the form of stock options. Generally, outside directors will be granted options to purchase 100,000 shares of Common Stock at the closing price determined on the date such person becomes a director of AMV. The options vest 25% upon becoming a director, with the remaining 75% vesting 25% per year over the next three years, subject to service as a director. Members of the Stock Option, Audit, and Compensation Committees receive $400 per meeting not held in conjunction with a regularly scheduled board meeting. William J. Young, James Ewan and Rodger Van Voorhis receive no compensation as directors. All directors are reimbursed for expenses incurred in attending board and committee meetings.

Executive Compensation

The following table sets forth the compensation for the Chief Executive  Officer
("CEO")  and  each  executive   officer  who  received  over  $100,000  in  cash
compensation for the fiscal year ended December 31, 1999.

                                                                                       Long-Term Compensation
                                                     Annual Compensation           ------------------------------
                                              ---------------------------------                 Restricted Stock
Name and Principal Positions        Year      Salary        Bonus         Other    Options-#   Awards- # (1) (2)
----------------------------        ----      ------        -----         -----    ----------- ------------------
William J. Young                    1999    $  250,000    $     --     $      --           --             --
President & Chief Executive         1998       257,000          --            --           --             --
Officer                             1997       250,000      75,000            --           --        107,500

James Ewan                          1999    $  227,000    $     --     $  32,500 (3)   75,000             --
President of SRC VISION, Inc.       1998       241,000          --        32,500 (3)       --             --
                                    1997       225,000      75,000        23,500 (3)       --         69,500

Alan R. Steel                       1999    $  143,000    $     --     $      --           --             --
Vice President, Finance and         1998       147,000          --            --           --             --
Chief Financial Officer             1997       143,000      35,000            --           --         55,500


(1)  Restricted stock awards are comprised of the following:

                                                              Mr. Young           Dr. Ewan            Mr. Steel
                                                              ---------           --------            ---------

     Shares granted January 1997                                952,000            572,000             476,000
     Shares donated back to the Company in 1997                (857,000)          (515,000)           (428,000)
                                                             ----------          ---------          ----------

     Remaining from January 1997 grant                           95,000 (a)         57,000 (a)          48,000 (a)
     Restricted bonus shares                                     12,500 (b)         12,500 (b)           7,500 (b)
                                                             ----------          ---------          ----------

        Net restricted shares                                   107,500             69,500              55,500
                                                             ==========          =========          ==========

     (a) These restricted shares cannot be traded or transferred unless a payment of $1.80 per share is made by the employee to the Company. If this condition is not met, the shares of stock will be forfeited and returned to the Company. On December 31, 1999, there was no value to the named executives for the restricted shares since the market value per share was less than the $1.80 required payment.

     (b) These  restricted  shares were granted in addition to each  executive's cash bonus for 1997. The shares became unrestricted on January 1, 1999.
         The value (as  determined by  independent  valuation) of the restricted shares on the date of issuance  (January 1, 1998) was $13,375,  $13,375 and $8,025 for Messrs. Young, Ewan and Steel, respectively.

(2)  The restricted shares have the same voting and dividend rights as all other
     Class A Common Stock.

(3)  In 1996, the Company  authorized a 7.5%,  $100,000 loan to Dr. Ewan,  which loan was funded in 1997.  The loan is secured by real  property.  The loan, including interest thereon,  is due on February 20, 2002.  However,  if Dr.
     Ewan ceases to be an employee of the Company, its parent, its subsidiary or an affiliated  entity before  February 20, 2002,  Dr. Ewan shall pay to the
     Company,  on his termination  date, in full payment of the Note and accrued interest  thereon,  an amount  equal to (i) the  unpaid  principal  balance
     ("Principal"),  less  (ii) the  Principal  multiplied  by a  fraction,  the numerator of which shall be the number of days from  February 20, 1997 that
     Dr. Ewan was an employee, and the denominator of which is 1,825 (five years times 365 days).  All  Principal  and accrued  interest will be forgiven on
     February  20, 2002 if Dr.  Ewan is an  employee  on that date.  The amounts
     shown   represent  the  amount  of  Principal   and  interest   forgiveness
     attributable to each year.

Employment Agreements

Effective January 1, 1998, Messrs. Young, Ewan and Steel entered into individual two-year employment agreements providing for annual salaries of $262,500, $250,000 and $150,150, respectively. The agreements shall be automatically renewed for one additional year for each year subsequent to 1999 unless the Executive or the Company gives notice to the other, in writing, at least 30 days prior to the expiration of 1998 or, thereafter, 13 months prior to the expiration of the agreements, of its or his desire to terminate the agreements or modify their terms. Except for salary and defined duties (see the above table), the terms of each Executive's separate employment agreement with the Company are the same. Each employment agreement provides that if the Executive is terminated by the Company at any time other than for cause, he is entitled to severance equal to 2.99 times base salary (excluding bonuses). Additionally, the Company provides each Executive with the use of a car.

Limitation of Liability and Indemnification Matters

The Company's Restated Articles of Incorporation limit the liability of its directors. As permitted by amendments to the California General Corporation Law enacted in 1987, directors will not be liable to AMV for monetary damages arising from a breach of their fiduciary duty as directors in certain circumstances. Such limitation does not affect liability for any breach of a director's duty to AMV or its stockholders (i) with respect to approval by the director of any transaction from which he derives an improper personal benefit,
(ii) with respect to acts or omissions involving an absence of good faith, that he believes to be contrary to the best interest of AMV or its stockholders, that involve intentional misconduct or a knowing and culpable violation of law, that constitute an unexcused pattern or inattention that amounts to an abdication of his duty to AMV or its stockholders, or that show a reckless disregard for his duty to AMV or its stockholders in circumstances in which he was, or should have been aware, in the ordinary course of performing his duties, of a risk of serious injury to AMV or its stockholders, or (iii) based on transactions between AMV and its directors or another corporation with interrelated directors or on improper distributions, loans or guarantees under applicable sections of the California General Corporation Law. Such limitation of liability also does not affect the availability of equitable remedies such as injunctive relief or rescission. AMV has been informed that in the opinion of the Securities and Exchange Commission, indemnification provisions, such as those contained in AMV's Restated Articles of Incorporation, are unenforceable with respect to claims arising under federal securities laws and, therefore, do not eliminate monetary liability of directors.

AMV's Amended and Restated Bylaws provide that AMV shall indemnify its directors and officers to the full extent permitted by California law, including circumstances in which indemnification is otherwise discretionary under California law, and AMV has entered into indemnity agreements with its directors and officers providing such indemnity.

Stock Options

The following table sets forth information with respect to options granted to the named AMV executive officers during the year ended December 31, 1999:

                               Individual Grants
--------------------------------------------------------------------------------
                                            Percent
                          Number of        of total                                        Potential Realizable
                         Securities        Options/                                          Value at Assumed
                         Underlying          SARs                                          Annual Rates of Stock
                          Options/        Granted to                                        Price Appreciation
                            SARs           Employees    Exercise of                           for Option Term
                           Granted         in Fiscal    Base Price    Expiration       -------------------------
     Name                    (#)             Year         ($/Sh)         Date             5% ($)         10% ($)
----------------------------------------------------------------------------------------------------------------
James Ewan                 75,000 (1)          36%      $  1.25          7/20/09       $   59,000      $ 149,000

(1)   The options will vest on July 20, 2002.

No options were exercised by the named executive officers in 1999. The following table sets forth information concerning options held by each of the named executive officers, and the value of options held at December 31, 1999:

                               Number of Shares
                            Underlying Unexercised        Value of Unexercised
                                Options/SARs at          In-the-Money Options at
                               December 31, 1999          December 31, 1999 (1)
                          -------------------------    -------------------------
       Name               Exercisable/Unexercisable    Exercisable/Unexercisable
---------------------     -------------------------    -------------------------

William J. Young                  500,000/0                      $0/$0

James Ewan                     300,000/75,000                    $0/$0

Alan R. Steel                     250,000/0                      $0/$0

(1) Amounts are shown as the difference between exercise price and fair market value (based on a December 31, 1999 closing price of $.78 per share).

In 1997 in connection with their appointments as directors, Messrs. Bagerdjian, Dutt and Loeffler were each granted an option to purchase 100,000 shares of Common Stock for $1.69 per share. During 1999, the Board of Directors reduced the exercise price to $1.25 per share.

1991, 1994 and 1997 Stock Option Plans

The Company has adopted three stock option plans, the 1991 Stock Option Plan (the "1991 Plan"), the 1994 Stock Option Plan (the "1994 Plan") and the 1997 Nonqualified Stock Option Plan (the "1997 Plan" adopted by the Company's Board of Directors on September 23, 1997) (collectively the "Plans"), covering 1,000,000, 2,000,000 and 500,000 shares, respectively, of Common Stock, pursuant to which officers, non-employee directors and employees of the Company, as well as other persons who render services to or are otherwise associated with the Company, are eligible to receive incentive and/or nonqualified stock options.

The terms of the Plans are substantially the same, except that incentive stock options are not permitted under the 1997 Plan. The 1991 Plan expires in December 2001. The 1994 Plan expires in November 2004. The 1997 Plan expires in September 2007. The Plans are administered by the Stock Option Committee of the Board of Directors, currently consisting of Jack Nelson and Robert M. Loeffler. The selection of participants, allotments of shares, determination of price and other conditions of purchase of options will be determined by the Board or the Stock Option Committee at its sole discretion in order to attract and retain persons instrumental to the success of the Company. Incentive stock options granted under the 1991 and 1994 Plans are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of the Common Stock on the date of the grant, except that the term of an incentive stock option granted under the Plans to a shareholder owning more than 10% of the voting power of the Company on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the Common Stock on the date of the grant. Non-qualified options granted under the Plans may be granted at less than the fair market value of the Common Stock on the date of grant.

As of December 31, 1998, options to purchase 641,317 shares of Common Stock were available for future grant under the Plans.

SRC Stock Option Plan

During the year ended December 31, 1997, the Board of Directors approved the adoption of the SRC VISION, Inc. 1997 Stock Option Plan (the "SRC Plan") covering 396,000 shares of SRC's common stock, pursuant to which officers, directors, employees and other persons providing significant services to SRC are eligible to receive incentive and/or non-qualified stock options. The SRC Plan, which expires in August 2007, is administered by the Stock Option Committee of SRC's Board of Directors. The selection of participants, allotments of shares, determination of price and other conditions of purchase of options will be determined by SRC's Board or the Stock Option Committee at its sole discretion in order to attract and retain persons instrumental to the success of SRC. Incentive stock options granted under the SRC Plan are exercisable for a period of up to ten years from the date of grant at an exercise price which is not less than the fair market value of SRC's common stock on the date of the grant, except that the term of an incentive stock option granted under the SRC Plan to a shareholder owning more than 10% of the voting power of SRC on the date of grant may not exceed five years and its exercise price may not be less than 110% of the fair market value of the SRC common stock on the date of the grant. Non-qualified options granted under the SRC Plan may be granted at less than the fair market value of the SRC common Stock on the date of grant.

The SRC Plan was established in contemplation of a possible future initial public offering ("IPO") of SRC common stock to raise long-term growth capital for SRC. While the Company has no current specific plans to effect such an offering, the Company's Board of Directors determined that it would be in the best interest of AMV, as the only stockholder of SRC, to "incentivize" key directors and employees of SRC prior to an IPO in order to retain the services of such individuals.

The following table sets forth information with respect to SRC options granted to the named AMV executive officers during the year ended December 31, 1997. No SRC options have been granted since 1997.

                                                        Exercise
          Name and                   Number of            Price
     Relationship to SRC          Options Granted     ($/Share)(1)      Expiration           Vesting
     -------------------          ---------------     ------------      ----------           -------
William J. Young,                     42,660           $  1.86           01/09/07       100% on 01/10/06 (2)
   Chairman of the Board

James Ewan, President                152,300           $  1.86           01/09/07       100% on 01/10/06 (2)
   and Chief Executive Officer
   and Director

Alan R. Steel, Chief Financial        25,005           $  1.86           01/09/07       100% on 01/10/06 (2)
   Officer and Director


(1) The exercise price represents fair market value on the grant date as determined by independent valuation.

(2) Upon completion of an IPO, vesting will accelerate to 100% on the third anniversary date of the IPO.

As of December 31, 1999, options to purchase 105,000 shares of SRC common stock are available for future grant under the SRC Plan.

1997 Restricted Stock Plan

In January 1997, the Board of Directors adopted the 1997 Restricted Stock Plan to compensate for past performance, and to retain the services of, selected officers and directors of the Company and its subsidiaries. A maximum of 2,000,000 shares of Common Stock may be issued under the 1997 Restricted Stock Plan, which is administered by the Board of Directors. Subject to the provisions of the 1997 Restricted Stock Plan, the Board may interpret the provisions of, and adopt amendments to, the plan. Stock awards under the 1997 Restricted Stock Plan are subject to terms and conditions as determined by the Board. As of December 31, 1999, 200,000 shares of restricted stock were outstanding pursuant to the 1997 Restricted Stock Plan.

On February 9, 1999 and December 13, 1999, 350,000 and 100,000 restricted shares of Common Stock, respectively, were issued from the 1997 Restricted Stock Plan to Veneer Technology, Inc., a company owned equally by the four former owners of Ventek, including Mr. Van Voorhis, all of whom are currently key employees of Ventek. The shares cannot be transferred or traded unless a payment of $1.25 or $.75 per share, respectively, is made to AMV before January 31, 2001 or July 23, 2002, respectively. If payment is not made by the required date, the shares will be forfeited and returned to the Company.

1998 Senior Management and Director Stock Purchase Plan

On December 22, 1998, the Board of Directors approved the adoption of the 1998 Senior Management and Director Stock Purchase Plan (the "1998 Plan") to advanced the interests of the Company by providing stock ownership opportunities for senior management. The 1998 Plan provided that the Company would loan up to an aggregate of $100,000 to Messrs. Young, Ewan, Van Voorhis and Steel to purchase Common Stock on the open market. The 1998 Plan provided that purchases must be made by March 22, 1999 (the period from December 22, 1998 to March 22, 1999 being the "Plan Period") and that any amounts advanced under the 1998 Plan would be secured by stock purchased from loan proceeds. During the Plan Period, Mr. Young borrowed $25,000 to purchase 22,222 shares of Common Stock. The 1998 Plan terminated on March 22, 1999.

Shareholder Rights Plan

In February 1998, the Company implemented a stock rights program. The Rights Plan is designed to protect the Company's shareholders against abusive takeover tactics and to ensure that each shareholder is treated fairly in any transaction involving an acquisition of control of the Company, such as partial or two-tiered tender offers that do not treat all shareholders fairly and equally. The Rights do not affect any takeover proposal, which the Board believes is in the best interests of the Company's shareholders. The overriding objective of the Board in adopting the Rights Plan is to preserve and maximize the Company's value for all shareholders.

Pursuant to the program, stockholders of record on February 27, 1998 received a dividend of one right to purchase for $15.00 one one-hundredth of a share of a newly created Series A Junior Participating Preferred Stock. The Rights are attached to AMV's Common Stock and will also become attached to shares issued in the future. The Rights will not be traded separately until the occurrence of a triggering event, defined as an accumulation by a single person or group of 20% or more of AMV's Common Stock. The Rights will expire on February 26, 2008 and are redeemable at $.0001 per Right.

After a triggering event, the Rights will detach from the Common Stock. If AMV is then merged into, or is acquired by, another corporation, the Company has the opportunity to either (i) redeem the Rights for a nominal price, or (ii) permit the Rights holder to receive in the merger stock of AMV or the acquiring company equal to two times the exercise price of the Right (i.e., $30). In the latter instance, the Rights attached to AMV Common Stock owned by the acquirer will become null and void. The effect of the Rights program is to make a potential acquisition of the Company more expensive for the acquirer if, in the opinion of AMV's Board of Directors, the offer is inadequate.

In December 1998, the Rights Plan was amended to permit FMC to acquire up to 1,600,000 shares on the open market without causing a triggering event.

Report of the Compensation Committee on Executive Compensation

During the fiscal year ended December 31, 1999, the Company had a Compensation Committee of the Board of Directors (the "Committee") consisting of directors Jack Nelson and Robert M. Loeffler. The compensation of the executive officers of the Company, including those of the executive officers named in the Executive Compensation table above, is determined by the Committee.

The Company's executive compensation programs are designed to:

   * provide competitive levels of base compensation in order to attract, retain and motivate high quality employees;

   * tie individual total compensation to individual performance and the success of the Company; and

   * align the interests of the Company's executive officers with those of its stockholders.

In the last five years, the Company has been transformed from a single business entity founded in 1987 to a holding company with two operating subsidiaries. Past and current compensation programs reflect the change in business organization. In view of the relatively brief evolution of the executive management team, the Company's executive compensation program has a limited history, with focus being upon base salary and stock-based compensation, such as grants of stock options and restricted stock.

Base Compensation

In determining base compensation for the Company's executive officers, the Committee assesses the relative contribution of each executive officer to the Company, the background and skills of each individual and the particular opportunities and problems which the individual confronts in his position with the Company. These factors are then assessed in the context of competitive market factors, including competitive opportunities with other companies. The Committee may also supplement base compensation through discretionary bonuses and/or grants of stock-based compensation in the course of its ongoing assessments of the performance of the Company's executive officers. In making its assessments of the Company's executive officers, other than Mr. Young, the Committee gives significant consideration to the views of Mr. Young including with respect to awards of stock options.

Stock Options

The Committee believes that the Company, its shareholders and its executive officers and other employees are well served by stock-based compensation. Accordingly, the Committee views options granted under the 1991 and the 1994 Plans, the SRC Plan and the restricted stock grants under the 1997 Restricted Stock Plan and for bonus purposes, as important to an effective executive compensation policy. The same rationale is also applicable to the Company's outside directors, pursuant to which awards are granted to new directors meeting specified criteria.

Chairman of the Board, President and Chief Executive Officer

In determining the compensation of the Chairman of the Board, President and Chief Executive Officer, the Committee focused upon the programs described above.

Mr. Young, the Company's Chairman, President and Chief Executive Officer, was hired in February 1994. Mr. Young receives a base salary and has been granted stock options and restricted stock. The Committee believes that stock-based compensation granted to Mr. Young closely aligns his interests with those of the Company's stockholders.

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




                                          Compensation Committee
                                          Robert M. Loeffler
                                          Jack Nelson

Compensation Committee Interlocks and Insider Participation

During the fiscal year ended December 31, 1999, AMV's Board of Directors had a Compensation Committee consisting of two directors--Jack Nelson and Robert M.
Loeffler. There are no interlocks between the Company and other entities involving the Company's executive officers and board members who serve as executive officers or board members of other entities.

Comparative Stock Performance

The chart below sets forth a line graph comparing the performance of the Company's Common Stock against the Nasdaq Stock Market - US Index and a peer group index (Nasdaq Non-Financial Stock Index) for the five years ended December 31, 1999. During the period prior to December 31, 1994, the Company was primarily engaged in the design, manufacture, and marketing of laser diode devices. The Company purchased SRC and Ventek, Inc., manufacturers of vision systems used in defect identification and machine sorting and defect removal equipment, in 1994 and 1996. As most of the Company's competitors in this business are privately held, a directly comparable peer group index is not available. Therefore, the Nasdaq Non-Financial Stock Index was selected as the peer group index.

The indices assume that the value of the investment in Advanced Machine Vision Corporation Common Stock and each index was $100 on December 31, 1994, and that dividends, if any, were reinvested. The performance graph is provided as required under federal proxy rules.

[GRAPHIC OMITTED]

                           12/31/94     12/30/95      12/29/96     12/31/97     12/31/98      12/31/99
                           --------     --------      --------     --------     --------      --------
Advanced Machine
  Vision Corporation       $ 100.00     $ 240.60      $ 203.00    $  251.90     $ 142.80      $  94.00
Nasdaq Stock Market-
  US Index                   100.00       141.30        173.90       213.10       300.20        542.40
Nasdaq Non-Financial
  Stocks                     100.00       139.30        169.20       198.10       290.30        559.40


Item 12. Security Ownership of Certain Beneficial Owners and Management
--------------------------------------------------------------------------------

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 10, 2000, by (i) each person who is known by AMV to own beneficially more than 5% of outstanding Common Stock; (ii) each of AMV's directors and named executive officers; and (iii) all executive officers and directors of AMV as a group:

                                                        Shares Acquirable Pursuant to: (2)
                                                        ----------------------------------
                                  Shares Owned                             Conversion                 Approximate
                           ----------------------------                    of Debt or                 Percent of
Name and Address           Unrestricted  Restricted (1)     Options      Preferred Stock      Total    Ownership
----------------           ------------  --------------     -------      ---------------      -----    ---------
FMC Corporation                     --            --        1,598,282       1,191,060       2,789,342     17.9%
200 East Randolph Drive
Chicago, IL 60601 (5)

Wellington Management        1,025,000            --               --              --       1,025,000      8.0%
   Company, LLP
75 State Street
Boston, MA 02109 (3)

Ashford Capital
   Management, Inc. (6)        960,000            --               --              --         960,000      7.5%
P. O. Box 4172
Wilmington, DE 19807

William J. Young               291,378       117,222          500,000              --         908,600      6.7%
3709 Citation Way #102
Medford, OR 97504

Rodger A. Van Voorhis           74,000     2,250,000               --         333,333       2,657,333     20.0%
4030 W First Avenue #100
Eugene, OR 97402 (4)

Dr. James Ewan                  50,000        57,000          300,000              --         407,000      3.1%
2067 Commerce Drive
Medford, OR 97504

Alan R. Steel                   31,500        48,000          250,000              --         329,500      2.5%
3709 Citation Way #102
Medford, OR 97504

Jack Nelson, Esq.                   --            --          100,000              --         100,000         *
281 E Linden Avenue
Englewood, NJ 07631

Vikram Dutt                         --            --          100,000              --         100,000         *
432 N Clark #003
Chicago, IL 60610

Robert M. Loeffler                  --            --          100,000              --         100,000         *
10701 Wilshire Blvd. #1401
Los Angeles, CA 90024

Haig S. Bagerdjian                  --            --          100,000              --         100,000         *
6464 Canoga Avenue
Woodland Hills, CA 91367

All executive officers and                                                                  4,702,433     31.9%
directors as a group
(ten persons)

* Less than 1%.

(1) Reference is made to Note 2 of the Executive Compensation table in Item 11 of this Form 10-K for a description of restrictions.

(2)  Represents   shares  acquirable  as  of  December  31,  1999  and  60  days thereafter.

(3) Pursuant to Schedule 13G, filed with the Securities and Exchange Commission on February 9, 2000.

(4)  25,000  of  the  unrestricted  shares  are  owned  by  Whamdyne.  2,250,000
     restricted  shares  are  owned  by  Veneer.   The  shares  acquirable  upon
     conversion relate to convertible debt issued to Veneer.  Mr. Van Voorhis is a 25%  owner of both  Whamdyne  LLC and  Veneer  Technology,  Inc.  and is, therefore,  deemed  to be a  beneficial  owner  of such  shares.  See  also
     "Certain Transactions."

(5) Pursuant to Schedule 13G, filed with the Securities and Exchange Commission on February 15, 2000.

(6) Pursuant to Schedule 13G, filed with the Securities and Exchange Commission on February 9, 2000.


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

In connection with the acquisition, AMV issued the following notes due July 23, 1999 to Veneer: (i) a 6.75% $1,000,000 note; (ii) a 6.75% $2,250,000 note convertible into the Company's Common Stock at $2.25 per share; and (iii) a note and stock appreciation rights payable (a) by issuance of up to 1,800,000 shares of Common Stock or at the Company's option, in cash, or (b) solely in cash in the event AMV Common Stock is delisted from the Nasdaq Stock Market. The $2,250,000 note also contains a provision giving Veneer the right to sell back to AMV up to 1,000,000 shares of AMV Common Stock received upon conversion for consideration consisting of SRC common stock owned by AMV, but only if an IPO of SRC common stock is completed before the maturity date of the note. The number of shares of SRC common stock to be paid shall be determined by dividing the total market value (as defined) of the shares of AMV Common Stock to be sold by 70% of the IPO price of SRC's common stock. The Company also issued a warrant to purchase 1,000,000 shares (subsequently reduced to 250,000 shares) of Common Stock at $2.25 per share.

In February 1999, the Ventek notes were restructured. $750,000 of the $1,000,000 note was prepaid, and the maturity date of the remaining $250,000 was extended to July 23, 2000. The maturity date of the $2,250,000 note was extended to July 23, 2000. The $1,125,000 note was paid in full by delivery of 1,800,000 restricted shares, and the stock appreciation rights were canceled. In addition, the remaining 250,000 Class I Warrants were canceled.

In December 1999, the Ventek notes were again restructured by extending the due dates to July 23, 2001 and increasing the interest rate by 1% to 7.75%.

In September 1998, Ventek entered into a one-year lease for 8,000 square feet of manufacturing and office space. The lessor is TEV, LLC ("TEV"), which is 50% owned by Whamdyne LLC ("Whamdyne"). Mr. Van Voorhis is a 25% owner of Whamdyne. During 1998 and 1999, Ventek paid a total of $34,560 as rent to TEV.

In October 1998, the Company sold 119,106 shares of Series B Preferred Stock to FMC for $2,620,000. The preferred stock is convertible into 1,191,000 shares of Common Stock, which, if converted, represented a 10% ownership position based on the number of common shares outstanding on the transaction date. Each share of preferred stock is allowed ten votes in matters placed before the common shareholders except in the election of directors, in which case FMC has the right to elect one director. The preferred stock pays no dividends. The preferred stock has a $22-per-share liquidation preference. FMC also has an option to purchase a number of shares of common stock equal to 15% of the shares outstanding on the exercise date at a price equal to the greater of the then-current market value of the AMV common stock or $2.20 per share. If FMC exercises its 15% option, it will be entitled to elect one additional director. The option expires October 14, 2003.

                                     Part IV
                                     -------

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  The following documents are filed as part of this report:

     1,2.         Financial Statements and Schedules.

                  The financial statements and schedules of the Company are set forth in the "Index to Financial Statements and Financial Statement Schedules" on page 25.

     3.           Exhibits.

   Exhibit
   Number         Description
   -------        -----------

     2.1          Agreement and Plan of Merger by and among Key Technology, Inc.
                  ("Key"), KTC Acquisition Corp. ("KTC") and the Company dated February 15, 2000, as amended February 29, 2000. (22)

     2.2 Agreement regarding Tender Offer between Key and the Company dated February 15, 2000, as amended February 29, 2000. (22)

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

    10.8 Convertible Note dated March 1, 1996 issued in connection with that certain Stock Purchase Agreement dated March 1,1996 between J. C. Scholt and ARC Netherlands BV. (4)

    10.9 Subscription Agreement dated January 18, 1996 between the Company and Swiss American Securities, Inc, as agent for Credit Suisse related to the private placement of 1,400,000 shares of the Company's Class A Common Stock. (4)

   10.10 Subscription Agreement dated April 9, 1996, between the Company and Swiss American Securities, Inc., as agent for Credit Suisse, related to the private placement of $3,400,000 of convertible secured notes. (5)

   10.11 Convertible Secured Note dated April 17, 1996, between the Company and Ilverton International, Inc. (8)

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

   10.24 $250,000 Note dated June 5, 1998 from Rodger A. Van Voorhis to Ventek. (15)

   10.25 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (18)

   10.26 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (18)

   10.27          1998 Senior Management and Director Stock Purchase Plan. (20)

   10.28 Business Loan Agreement dated April 12, 1999 between AMV and Bank of America NT&SA ("BofA"). (21)

   10.29 Amendment to Business Loan Agreement Dated February 29, 2000 between AMV and BofA.

      23          Consent of Independent Accountants.

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

(18) Filed with the SEC on October 19, 1998 as an exhibit to the Company's Form 8-K dated October 14, 1998.

(19) Filed with the SEC on October 30, 1998 as an exhibit to the Company's Form 10-Q dated October 30, 1998.

(20) Filed with the SEC on January 14, 1999 as an exhibit to the Company's Form 8-K dated December 22, 1998.

(21) Filed with the SEC on May 11, 1999 as an exhibit to the Company's Form 10-Q dated May 11, 1999.

(22) Filed with the SEC on March 10, 2000 as an exhibit to the Company's Form 8-K dated March 10, 2000.

(b)  Reports on Form 8-K:

     On October 19, 1998, a Form 8-K was filed with the SEC regarding the completion of FMC's purchase of 119,106 shares of the Company's Series B Preferred Stock.

     On January 14, 1999, a Form 8-K was filed with the SEC regarding the adoption of the 1998 Senior Management and Director Stock Purchase Plan and an amendment to the Company's Stock Rights Agreement.

     On February 16, 1999, a Form 8-K was filed with the SEC regarding a restructuring of debt due to the former owners of Ventek.

     On December 20, 1999, a Form 8-K was filed with the SEC regarding a restructuring of debt due to the former owners of Ventek.

     On January 5, 2000, a Form 8-K was filed with the SEC regarding the Company's proposal to purchase approximately one million shares of its common stock on the open market.

     On March 10, 2000, a Form 8-K was filed with the SEC regarding an Agreement and Plan of Merger and Agreement Regarding Tender Offer by and among the Company, Key and KTC.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATED:  March 15, 2000                ADVANCED MACHINE VISION CORPORATION



                                      By:  /s/   William J. Young
                                           ------------------------------
                                           William J. Young
                                           Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                                       Title                                  Date
          ---------                                    -----------                           --------------
/s/   William J. Young                      Chairman of the Board of Directors,
--------------------------------------      Chief Executive Officer and President,
William J. Young                            Principal Executive Officer                      March 15, 2000


/s/   Alan R. Steel                         Chief Financial Officer, Principal
--------------------------------------      Financial and Accounting Officer
Alan R. Steel                                                                                March 15, 2000


/s/   Haig S. Bagerdjian                    Director                                         March 22, 2000
--------------------------------------
Haig S. Bagerdjian


/s/   Vikram Dutt                           Director                                         March 17, 2000
--------------------------------------
Vikram Dutt


/s/   James Ewan                            Director                                         March 20, 2000
--------------------------------------
James Ewan


                                            Director                                         March __, 2000
--------------------------------------
Marc T. Giles


/s/   Robert M. Loeffler                    Director                                         March 13, 2000
--------------------------------------
Robert M. Loeffler


                                            Director                                         March __, 2000
--------------------------------------
Jack Nelson


/s/   Rodger A. Van Voorhis                 Director                                         March 23, 2000
--------------------------------------
Rodger A. Van Voorhis

Advanced Machine Vision Corporation

Schedule VIII - Valuation and Qualifying Accounts for the
                Years Ended December 31, 1997, 1998 and 1999
------------------------------------------------------------

                                                                      Additions
                                                            ---------------------------
                                              Balance at     Charged to      Charged                      Balance
                                              beginning       cost and       to other                     at end
                                              of period       expenses       accounts     Deductions     of period
                                            -------------   -------------  -----------   -----------   -----------
Year ended December 31, 1997:
    Allowance for excess and obsolete
    inventory                               $      436,000  $     271,000  $         --  $        --   $   707,000
                                            ==============  =============  ============  ===========   ===========

    Allowance for doubtful accounts         $      280,000  $          --  $   (100,000) $        --   $   180,000
                                            ==============  =============  ============  ===========   ===========

    Deferred tax asset valuation            $    7,322,000  $          --  $         --  $  (977,000)  $ 6,345,000
                                            ==============  =============  ============  ===========   ===========


Year ended December 31, 1998:
    Allowance for excess and obsolete
    inventory                               $      707,000  $    (145,000) $         --  $        --   $   562,000
                                            ==============  =============  ============  ===========   ===========

    Allowance for doubtful accounts         $      180,000  $      50,000  $         --  $        --   $   230,000
                                            ==============  =============  ============  ===========   ===========

    Deferred tax asset valuation            $    6,345,000  $          --  $         --  $(2,174,000)  $ 4,171,000
                                            ==============  =============  ============  ===========   ===========


Year ended December 31, 1999:
    Allowance for excess and obsolete
    inventory                               $      562,000  $    (199,000) $         --  $        --   $   363,000
                                            ==============  =============  ============  ===========   ===========

    Allowance for doubtful accounts         $      230,000  $     (25,000) $         --  $        --   $   205,000
                                            ==============  =============  ============  ===========   ===========

    Deferred tax asset valuation            $    4,171,000  $          --  $  1,058,000  $        --   $ 5,299,000
                                            ==============  =============  ============  ===========   ===========