Form 10-Q
period 2000-03-31
ADVANCED MACHINE VISION CORP
filed 2000-05-15
CIK 795445

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                     --------------------------------------


                                    Form 10-Q


                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000


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

                                                                Yes |X|   No |_|

On March 31, 2000, registrant had 12,879,084 shares of Class A Common Stock, and 47,669 shares of Class B Common Stock, all no par value, issued and outstanding.








                            Exhibit Index at Page 16

                                      Index


                                                                     Page Number
                                                                     -----------

Part I.  Financial Information

Item 1.  Financial Statements

         Consolidated Balance Sheets......................................1
         Consolidated Statements of Operations............................2
         Consolidated Statement of Shareholders' Equity...................3
         Consolidated Statements of Cash Flows............................4
         Notes to Unaudited Consolidated Financial Statements.............5

Item 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations...........................9


Part II. Other Information

Item 6.  Exhibits and Reports on Form 8-K................................16

         Signature.......................................................20

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements
--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Balance Sheets
--------------------------------------------------------------------------------

                                                                                   March 31,        December 31,
                                                                                     2000               1999
                                                                                     ----               ----
                                                                                  (unaudited)         (audited)
                                     ASSETS
Current assets:
     Cash and cash equivalents                                                  $   2,298,000      $   5,889,000
     Accounts receivable, net of allowance for doubtful
         accounts of $205,000 at March 31, 2000 and
         December 31, 1999                                                          2,687,000          1,601,000
     Inventories (Note 6)                                                           8,572,000          8,399,000
     Prepaid expenses                                                                 218,000            206,000
     Current deferred tax asset                                                       870,000            870,000
                                                                                -------------      -------------
              Total current assets                                                 14,645,000         16,965,000
Property, plant and equipment - net                                                 4,713,000          4,860,000
Intangible assets, net                                                              3,995,000          4,175,000
Deferred tax asset                                                                  1,230,000          1,230,000
Other assets                                                                          722,000            790,000
                                                                                -------------      -------------
                                                                                $  25,305,000      $  28,020,000
                                                                                =============      =============

               LIABILITIES, MANDATORILY REDEEMABLE PREFERRED STOCK
                     AND NON-REDEEMABLE SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                           $   1,375,000      $     937,000
     Short-term borrowings (Note 3)                                                        --          2,000,000
     Accrued liabilities                                                              638,000            388,000
     Customer deposits                                                              1,917,000          1,569,000
     Accrued payroll                                                                  665,000            714,000
     Warranty reserve                                                                 351,000            373,000
     Current portion of notes payable (Note 3)                                         43,000             43,000
                                                                                -------------      -------------
              Total current liabilities                                             4,989,000          6,024,000
                                                                                -------------      -------------

Notes payable to related parties, less current portion                              2,500,000          2,500,000
Notes payable, less current portion                                                 3,784,000          3,794,000
                                                                                -------------      -------------
              Total notes payable                                                   6,284,000          6,294,000
                                                                                -------------      -------------
Commitments and contingencies Mandatorily redeemable preferred stock:
     Series B - No par value; 119,106 shares authorized and outstanding at March 31, 2000 and December 31, 1999
        (aggregate liquidation preference of $2,620,000)                            2,579,000          2,579,000
                                                                                -------------      -------------

Non-redeemable shareholders' equity:
     Common stock:
         Class A and B - No par value;  63,000,000 shares authorized;
            12,927,000 and 12,970,000 shares issued and outstanding
            at March 31, 2000 and December 31, 1999, respectively                  26,053,000         26,103,000
     Additional paid in capital                                                     5,020,000          5,020,000
     Accumulated deficit                                                          (19,596,000)       (18,007,000)
     Accumulated other comprehensive income                                           (24,000)             7,000
                                                                                -------------      -------------
              Total non-redeemable shareholders' equity                            11,453,000         13,123,000
                                                                                -------------      -------------
                                                                                $  25,305,000      $  28,020,000
                                                                                =============      =============

          See Accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Operations
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2000              1999
                                                                                    ----              ----
                                                                                          (unaudited)
Net sales                                                                       $  5,388,000     $  5,158,000
Cost of sales                                                                      2,822,000        2,504,000
                                                                                ------------     ------------

Gross profit                                                                       2,566,000        2,654,000
                                                                                ------------     ------------

Operating expenses:
     Selling and marketing                                                         1,422,000          947,000
     Research and development                                                      1,253,000        1,260,000
     General and administrative                                                    1,191,000          794,000
     Amortization of intangible assets                                               180,000          180,000
                                                                                ------------     ------------

                                                                                   4,046,000        3,181,000

Income (loss) from operations before other income and expense                     (1,480,000)        (527,000)

Other income and expense:
     Investment and other income                                                      59,000           67,000
     Interest expense                                                               (168,000)        (140,000)
                                                                                ------------     ------------

Income (loss) before income taxes                                                 (1,589,000)        (600,000)

Provision for (benefit from) income taxes                                                 --          (24,000)
                                                                                ------------     ------------

Net income (loss)                                                               $ (1,589,000)    $   (576,000)
                                                                                ============     ============

Earnings (loss) per share (Note 5):
     Basic                                                                      $     (0.13)     $      (0.05)
                                                                                ===========      ============
     Diluted                                                                    $     (0.13)     $      (0.05)
                                                                                ===========      ============

Shares used in per-share calculations:
     Basic                                                                        12,285,000       11,520,000
                                                                                ============     ============
     Diluted                                                                      12,285,000       11,520,000
                                                                                ============     ============

     See Accompanying Notes to Unaudited Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Mandatorily Redeemable Preferred Stock and
   Non-Redeemable Shareholders' Equity (Unaudited)
--------------------------------------------------------------------------------

                                                               Non-Redeemable Shareholders' Equity
                                              -----------------------------------------------------------------
                     Mandatorily Redeemable
                         Preferred Stock                                                            Accumulated
                            Series B             Common Stock          Additional                      Other
                     ----------------------   -------------------       Paid in     Accumulated    Comprehensive    Comprehensive
                     Shares      Amount       Shares       Amount       Capital       Deficit       Income (Loss)   Income (Loss)
                     ------      ------       ------       ------     ------------  ------------   -------------    -------------

Balance,
 December 31,
 1999                119,106 $ 2,579,000    12,970,000  $ 26,103,000  $  5,020,000  $(18,007,000)  $       7,000

Repurchase of
 Common Stock             --          --       (43,000)      (50,000)           --            --              --
Translation
 adjustment               --          --            --            --            --            --         (31,000)       (31,000)
Net loss                  --          --            --            --            --    (1,589,000)             --     (1,589,000)
                   --------- -----------  ------------  ------------  ------------  ------------   -------------    -----------

Balance,
 March 31, 2000      119,106 $ 2,579,000    12,927,000  $ 26,053,000  $  5,020,000  $(19,596,000)  $     (24,000)
                   ========= ===========  ============  ============  ============  ============   =============
Comprehensive loss                                                                                                  $(1,620,000)



          See Accompanying Notes to Consolidated Financial Statements.

--------------------------------------------------------------------------------
Advanced Machine Vision Corporation
Consolidated Statements of Cash Flows
--------------------------------------------------------------------------------

                                                                                 Three Months Ended March 31,
                                                                                 ----------------------------
                                                                                    2000              1999
                                                                                    ----              ----
                                                                                          (unaudited)
Cash flows from operating activities:
     Net income (loss)                                                          $ (1,589,000)    $   (576,000)
     Adjustments to reconcile net income to net cash
         (used in) provided by operating activities:
         Depreciation and amortization                                               371,000          373,000
     Changes in assets and liabilities:
         Accounts receivable                                                      (1,086,000)          35,000
         Inventories                                                                (173,000)        (447,000)
         Prepaid expenses and other assets                                            56,000          119,000
         Accounts payable, accrued liabilities, customer
              deposits, accrued payroll and warranty reserve                         965,000          (89,000)
                                                                                ------------     ------------

                  Net cash used in operating activities                           (1,456,000)        (585,000)
                                                                                ------------     ------------

Cash used in investing activities:
     Purchases of property and equipment                                             (55,000)         (22,000)
                                                                                ------------     ------------

                  Net cash used in investing activities                              (55,000)         (22,000)
                                                                                ------------     ------------

Cash used in financing activities:
     Notes payable to bank and others, net                                        (2,010,000)        (759,000)
     Repurchase of common stock                                                      (50,000)              --
                                                                                ------------     ------------

                  Net cash used in financing activities                           (2,060,000)        (759,000)
                                                                                ------------     ------------

Effect of exchange rate changes on cash                                              (20,000)              --
                                                                                ------------     ------------

Net (decrease) in cash                                                            (3,591,000)      (1,366,000)

Cash and cash equivalents, beginning of the period                                 5,889,000        4,423,000
                                                                                ------------     ------------

Cash and cash equivalents, end of period                                        $  2,298,000     $  3,057,000
                                                                                ============     ============



     See Accompanying Notes to Unaudited Consolidated Financial Statements.

              ADVANCED MACHINE VISION CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note 1.      Principles of Consolidation
-------      ---------------------------

In the opinion of the management of Advanced Machine Vision Corporation (the "Company" or "AMV"), the accompanying consolidated financial statements, which have not been audited by independent accountants (except for the balance sheet as of December 31, 1999), reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position at March 31, 2000, and December 31, 1999, the results of operations for the three-month period ended March 31, 2000 and cash flows for the three-month period ended March 31, 2000. The financial statements include the accounts of the Company and its four wholly-owned subsidiaries, Applied Laser Systems, Inc., SRC VISION, Inc. ("SRC"), ARC Netherlands BV and Ventek, Inc. ("Ventek"). The Company's current operating subsidiaries are SRC and Ventek.

Certain notes and other information are condensed or omitted in the interim financial statements presented in this Quarterly Report on Form 10-Q. These financial statements should be read in conjunction with the Company's 1999 annual report on Form 10-K.

Note 2.      Nature of Operations
-------      --------------------

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

Note 3.      Financing
-------      ---------

In April 1996, the Company borrowed $3,400,000 pursuant to a convertible secured note, $900,000 of which remains outstanding at March 31, 2000. The nominal 6.75% interest rate may be adjusted upward on each anniversary date (April 13) of the note if the market price of the Company's Common Stock fails to reach certain levels. In April 2000, the interest rate was adjusted to 11.25%, the maximum permitted under the note. The note is secured by 54% of the stock of ARC
Netherlands BV. The note is convertible into the Company's Common Stock at $2.125 per share.

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

In February 1999, the Ventek notes were restructured. $750,000 of the $1,000,000 note was prepaid. The maturity dates of the remaining $250,000 and the $2,250,000 note were extended to July 23, 2000. The $1,125,000 note was paid in full by delivery of 1,800,000 restricted shares and the stock appreciation rights were cancelled.

In December 1999, the Ventek notes were again restructured by extending the due dates to July 23, 2001 and increasing the interest rate by 1% to 7.75%.

As of December 31, 1999 and March 31, 2000, the Company had a borrowing facility with a commercial bank that provided for a secured operating line of credit up to $2,000,000. At the option of the Company, interest is stated at the prime rate plus .50% or at an "offshore rate" plus 2.35%. The Business Loan Agreement governing the line of credit contains covenants requiring certain levels of cash flow, tangible equity and working capital. At December 31, 1999, the Company had borrowed the entire $2,000,000 under the line and was not in compliance with the cash flow covenant. The bank waived compliance with the covenant subject to an amendment being executed by the Company, which would require that security for the line be changed from receivables, inventory and machinery and equipment to cash instruments. On February 29, 2000, the Company executed the amendment and paid back the entire amount borrowed. On April 25, 2000, the expiration date of the line was extended from April 30, 2000 to July 31, 2000.

A $2.9 million mortgage note contains certain covenants and restrictions including limitations on incurrence of debt. At December 31, 1999, the Company was in violation of the cash flow covenant of the mortgage loan agreement. The Company has obtained a temporary waiver of this covenant through December 31, 2000.

Note 4.      Equity  Transactions; Reduction in Outstanding Securities;
             Effect of Remaining Warrants, Options and Convertible Securities;
             Stock Rights Plan
-------      -----------------------------------------------------------------

In October 1998, the Company sold 119,106 shares of Mandatorily Redeemable Series B Preferred Stock ("Preferred Stock") to FMC Corporation ("FMC") for $2,620,000. The Preferred Stock is convertible into 1,191,000 shares of Common Stock, which, if converted, represents a 10% ownership position based on the number of common shares outstanding on the transaction date. Each share of Preferred Stock is allowed ten votes in matters placed before the common stockholders except in the election of directors, in which case FMC has the right to elect one director. The Preferred Stock pays no dividends. The Preferred Stock has a $22 per share liquidation preference. Upon the occurrence of a change in control (as defined), FMC has the right to require the Company to repurchase all or part of the Preferred Stock at a price in cash equal to the greater of (a) $22.00 per share or (b) the market value of the Company's Common Stock issuable upon conversation of the Preferred Stock, calculated as the average of the closing bid price of the Common Stock for the 45 consecutive trading days immediately preceding the date of repurchase, subject to the Company's ability to legally do so under California General Corporation Law. FMC also has a five-year one-time option to purchase a number of shares of Common Stock equal to 15% of the shares outstanding on the exercise date at a price equal to the greater of the then-current market value of the Common Stock (as defined) or $2.20 per share.

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

In January 1997, the 1997 Restricted Stock Plan ("1997 Plan") was established to retain the services of selected employees, officers and directors of the Company and provide them with strong incentives to enhance the Company's growth. The total number of shares of Common Stock issuable under the 1997 Plan shall not exceed 2,000,000. Under the 1997 Plan, there are currently 650,000 shares issued to seven key employees of the Company. The shares cannot be traded or transferred unless a payment of $.75 to $1.80 per share is made by the employee to AMV. If the payment is not made, the stock will be forfeited and returned to the Company.

In January 2000, the Company purchased 42,800 shares of its Common Stock on the open market.

Schedule of Outstanding Stock, Warrants and Potential Dilution: The following table summarizes, as of March 31, 2000, outstanding common stock, potential dilution to the outstanding common stock upon conversion of convertible debt or preferred stock, and proforma proceeds or debt reduction from the exercise or conversion. The table also sets forth the conversion prices and debt due dates.

                                   Number or Principal                Common         Exercise or      Proforma
                                   Amount Outstanding               Stock After      Conversion         Debt
          Security                  at March 31, 2000               Conversion          Price         Reduction
---------------------------------------------------------------------------------------------------------------

Outstanding Common Stock                                            12,927,000

Convertible Debt (due date):
    6.75% Notes (4/16/01)             $    900,000                     423,000             2.13          900,000
    6.75% Ventek Note (7/23/01)       $  2,250,000                   1,000,000             2.25        2,250,000
                                                                                                    ------------

Convertible Preferred Stock                119,100                   1,191,000
                                                                  ------------

Potentially outstanding shares
    and proforma proceeds
    or reduction of debt                                            15,541,000                      $  3,150,000
                                                                  ============                      ============

The proforma amounts above are for illustrative purposes only. Unless the market price of AMV's Common Stock rises significantly above the conversion prices, it is unlikely that the debt or Preferred Stock will be converted.

In addition to the FMC option described above, on March 31, 2000, AMV had outstanding options to purchase 3,164,000 shares of Common Stock, 2,632,000 of which are under its stock option plans.

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

In February 2000, the Company's Board of Directors determined that the proposed merger with Key Technology, Inc. ("Key") (see Note 7) will not constitute a triggering event.

Note 5.      Earnings (Loss) Per Share
-------      -------------------------

The computation of earnings (loss) per share is presented in the following tables:

                                                          For the Three Months Ended March 31,
                                        ------------------------------------------------------------------------
                                                      2000                                    1999
                                        ---------------------------------       --------------------------------
                                            (Loss)             Shares              (Loss)              Shares
                                            ------             ------              ------              ------
Calculation of EPS
Income (loss) available to
   common shareholders                  $  (1,589,000)         12,935,000       $    (576,000)        11,914,000
Reduction for contingently
   returnable shares as all conditions
   were not met as of period end                   --            (650,000)                 --           (394,000)
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders                  $  (1,589,000)         12,285,000       $    (576,000)        10,520,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per share         $       (0.13)                          $      (0.05)
----------------------------------------------------------------------------------------------------------------

Effect of Dilutive Securities:
Stock options and warrants              $          --                  --       $          --                 --
Convertible debt                                   --                  --                  --                 --
Preferred stock                                    --                  --                  --                 --
                                        -------------       -------------       -------------      -------------
Income (loss) available to
   common shareholders and
   assumed conversions                  $  (1,589,000)         12,285,000       $    (576,000)        11,520,000
                                        =============       =============       =============      =============

----------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per share       $       (0.13)                          $      (0.05)
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

                                                            March 31,
                                                  -----------------------------
                                                      2000             1999
                                                  -------------   -------------
Number of shares of common stock
 exercisable from:
   Options                                            3,164,000       3,253,000
   Warrants                                                  --         300,000
   Convertible debt                                   1,424,000       1,424,000
   Preferred stock                                    1,191,000       1,191,000
                                                  -------------   -------------

                                                      5,779,000       6,168,000

   Exercise price ranges                          $0.81 - $3.00   $1.00 - $3.00

Note 6.    Inventories
-------    -----------

Inventories are stated at the lower of cost or market and include material, labor and related manufacturing overhead. The Company determines cost based on the first-in, first-out (FIFO) method. Inventories consisted of:

                                                     March 31,        Dec. 31,
                                                       2000             1999
                                                   -------------   -------------

           Raw materials                           $   3,433,000   $   3,034,000
           Work-in-process                             1,835,000       1,603,000
           Finished goods                              3,304,000       3,762,000
                                                   -------------   -------------

                                                   $   8,572,000   $   8,399,000
                                                   =============   =============

Note 7.    Possible Sale of the Company
-------    ----------------------------

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

c. 1/40 of a new warrant to purchase a share of Key common stock that can be sold back to Key immediately for the equivalent of $.25.

The agreement specifies other terms, conditions, representations and warranties for each party. Completion of the transaction is contingent upon approval of the Company's common stockholders and FMC, the holder of all the Company's Preferred Stock. On April 24, 2000, FMC reached an agreement with the Company and Key to vote for the merger.

As part of the acquisition process, a Form S-4 registration statement has been filed by Key with the Securities and Exchange Commission ("SEC"). Completion of the transaction, which is subject to SEC and other approvals as indicated above, is expected by July 2000. Reference is made to the Company's recent filings with the SEC for a more complete description of the transaction.

Note 8.    New Accounting Pronouncements
-------    -----------------------------

In June 1998, the FASB issued SFAS 133, Accounting for Derivative Instruments and Hedging Activities. SFAS 133 establishes new accounting treatment for derivatives and hedging activities and supercedes and amends a number of existing accounting standards. For the Company, this pronouncement, as amended by SFAS 137, will be effective in 2001 and is not anticipated to have a material effect on the consolidated financial statements.

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosures related to revenue recognition policies. The Company believes that the impact of SAB 101 will not have a material effect on the consolidated financial statements.

Note 9.    Subsequent Event
-------    ----------------

In May 2000, the Company entered into an agreement to sell its minority investment in SourceNet Corporation, an early-stage communications company, for approximately $1.6 million, which will generate a $1.3 million gain.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------    ---------------------------------------------------------------

The Company's backlog at March 31, 2000 was $4,102,000 compared to $5,645,000 as of March 31, 1999.

Results of Operations - Comparison between three months ended March 31, 2000 and March 31, 1999
--------------
Sales for the three months ended March 31, 2000 ("Q1 2000") were $5,388,000, up 4% when compared to sales for the three months ended March 31, 1999 ("Q1 1999") of $5,158,000. The $230,000 increase in sales is primarily due to increased sales relating to veneer processing applications.

Gross profit decreased by $88,000 to $2,566,000 in Q1 2000 when compared to $2,654,000 of gross profit in Q1 1999. Gross profit as a percentage of sales was 48% in Q1 2000 and 51% in Q1 1999. The decrease in gross profit as a percentage of sales is due to a change in the product mix sold to lower margin products and discounts granted with the introduction of new products.

Selling and marketing expense increased by $475,000 in Q1 2000 from Q1 1999 to $1,422,000 amounting to 26% of sales in Q1 2000. Similar expenses in Q1 1999 were $947,000, or 18% of sales. The increase in selling and marketing expenses in terms of both the dollar amount and as a percentage of sales is due to an increase in marketing activities associated with the introduction of new products and the penetration of new geographical areas.

Research and development expenses were $1,253,000 and $1,260,000 in Q1 2000 and Q1 1999, or 23% and 24% of sales, respectively.

General and administrative expenses increased $397,000 to $1,191,000 in Q1 2000 from $794,000 in Q1 1999. The increase is primarily a result of $180,000 of legal fees related to the possible merger with Key and $150,000 of stock compensation expense. The stock compensation expense was recorded pursuant to 300,000 variable plan options granted to certain directors. The market price of the Company's common stock exceeded the exercise price of these options at March 31, 2000.

The net loss for Q1 2000 was $1,589,000 as compared to net loss of $576,000 in Q1 1999.

Liquidity and Capital Resources
-------------------------------
The Company's cash balance and working capital were $2,298,000 and $9,656,000, respectively, at March 31, 2000 as compared to $5,889,000 and $10,941,000, respectively, at December 31, 1999.

During Q1 2000, net cash used in operating activities totaled $1,456,000 compared to cash used for operating activities of $585,000 in Q1 1999. The Q1 2000 usage was due to the net loss and increases in receivables and inventories. The Q1 1999 usage was due to the net loss and increase in inventory.

Cash used in investment activities totaled $55,000 in Q1 2000 compared to cash used in investment activities of $22,000 in Q1 1999. The Company has no material commitments for capital expenditures at March 31, 2000.

Cash used in financing activities totaled $2,060,000 in Q1 2000 as compared to cash used in financing activities of $759,000 in Q1 1999. In January 2000, the Company purchased 42,800 shares of its common stock for $50,000 on the open market. In February 2000, the Company repaid the $2,000,000 outstanding under its line of credit. In February 1999, the Company paid $750,000 of a $1,000,000 note and issued 1,800,000 shares of Class A Common Stock in payment of a $1,529,000 note as part of the Ventek debt restructuring.

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

Planned Merger with Key Technology, Inc.: In February 2000, the Company entered into an Agreement and Plan of Merger with Key whereby the Company would be acquired by Key. The transaction is subject to the approval of FMC, holder of the Company's Series B Preferred Stock, and AMV's common stockholders, as well as certain other conditions. On April 24, 2000, FMC agreed to vote in favor of the merger.

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

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
--------------------------------------------------------------------------------

(a)  Exhibits

 Exhibit
 Number   Description
 -------  -----------

   2.1 Agreement and Plan of Merger by and among Key Technology, Inc. ("Key"), KTC Acquisition Corp. ("KTC") and the Company dated February 15, 2000, as amended February 29, 2000. (22)

   2.2 Agreement regarding Tender Offer between Key and the Company dated February 15, 2000, as amended February 29, 2000. (22)

   2.3 Amendment No. 2 to Agreement and Plan of Merger dated April 24, 2000 among the Company, Key and KTC. (24)

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

   10.25 Series B Preferred Stock Purchase Agreement between AMV and FMC Corporation dated October 14, 1998. (18)

   10.26 Intellectual Property and Security Agreement dated October 14, 1998 between SRC VISION, Inc. and FMC Corporation. (18)

   10.27  1998 Senior Management and Director Stock Purchase Plan. (20)

   10.28 Business Loan Agreement dated April 12, 1999 between AMV and Bank of America NT&SA ("BofA"). (21)

   10.29 Amendment to Business Loan Agreement Dated February 29, 2000 between AMV and BofA. (23)

   10.30  Agreement  dated April 24, 2000 among the  Company,  Key, KTC and FMC.
          (24)

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

     (19) Filed with the SEC on October 30, 1998 as an exhibit to the Company's Form 10-Q dated October 30, 1998.

     (20) Filed with the SEC on January 14, 1999 as an exhibit to the Company's Form 8-K dated December 22, 1998.

     (21) Filed with the SEC on May 11, 1999 as an exhibit to the Company's Form 10-Q dated May 11, 1999.

     (22) Filed with the SEC on March 10, 2000 as an exhibit to the Company's Form 8-K dated March 10, 2000.

     (23) Previously filed with the SEC on March 30, 2000 as an exhibit to the Company's Form 10-K dated March 15, 2000.

     (24) Previously filed with the SEC on May 8, 2000 as an exhibit to the Company's Form 8-K dated May 8, 2000.

(b)  Reports on Form 8-K:

     On January 5, 2000, a Form 8-K was filed with the SEC regarding the Company's proposal to purchase approximately one million shares of its common stock on the open market.

     On March 10, 2000, a Form 8-K was filed with the SEC regarding an Agreement and Plan of Merger and Agreement Regarding Tender Offer by and among the Company, Key and KTC.

     On May 8, 2000, a Form 8-K was filed with the SEC regarding an Agreement by and among the Company, Key and FMC Corporation.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


            May 15, 2000                             /s/  Alan R. Steel
------------------------------------             -------------------------------
                                                         Alan R. Steel
                                                    Vice President, Finance
                                                 (Principal Financial and duly
                                                       Authorized Officer)